Form 10KSB
period 2004-07-31
BRAVO RESOURCE PARTNERS LTD
filed 2005-06-22
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended July 31, 2004
                                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-30770
                                                -------

                          BRAVO RESOURCE PARTNERS LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


       Yukon, British Columbia                          04-3779327
   ----------------------------             --------------------------------
   (State or other jurisdiction             (IRS EmployerIdentification No.)
   of incorporation or organization)


           4155 East Jewell, Suite 500
               Denver, Colorado                           80222
     ---------------------------------------            ----------
     (Address of principal executive office)            (Zip Code)

                    Issuer's telephone number (303) 831-8833

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                   Name of each exchange
                                                 on which registered

                 None                      TSX Venture Exchange - NEX
          ----------------------           --------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     Common
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.    Yes     No X
                                                                ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The issuer's revenue for the most recent fiscal year was $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (6,138,214 shares) based upon the closing price of the Company's common stock on April 4, 2005, was approximately $562,670.

As of April 15, 2005, the Company had 9,197,334 issued and outstanding shares of common stock.

                           FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. When used in this report, the words "believes," "anticipates," "expects" and similar expressions are intended to identify such forward-looking statements. Actual results of the Company may differ significantly from the results discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect subsequent events or circumstances.

Item 1. Description of Business

We were incorporated under the laws of the Province of British Columbia on November 14, 1986, under the name of Bravo Resources Inc. and on May 6, 1994, changed our name to Oro Bravo Resources Ltd. Effective January 21, 2000, we changed our corporate domicile to the Yukon Territory and changed our name to Bravo Resource Partners Ltd.

On May 6, 1994, we completed a 3 1/2:1 reverse stock split. On January 21, 2000, we completed a 3:1 reverse stock split. Unless otherwise indicated all per share data in this report has been adjusted to reflect these reverse stock splits.

Unless otherwise indicated, all amounts in this report are in Canadian dollars (CDN$).

We do not have a website.

Between November 1986 and July 2002, we were engaged in the acquisition, exploration and development of mineral properties. During this period the our principal mineral properties were the Mamu/Bravo claim group in the Watson Lake Mining District, Yukon Territory, the Rio Nuevo Placer Concession located in Costa Rica, and the Oaxaca Concessions located in Mexico. In July 2002, we abandoned these properties and discontinued our mining operations.

We have two wholly-owned subsidiaries, Minera Oro Bravo S.A., a company incorporated in Costa Rica, and Minera Oro Bravo Mexico S.A. de C.V., a company incorporated in Mexico. Both of these subsidiaries have been inactive since we discontinued our mining operations in July 2002.

Since May 2002, we have been inactive. In July 2003, we moved our offices from Vancouver, BC, to Denver, Colorado.

In January 2004, we signed a letter of intent with State Financial Holdings, Inc., a company owned by Ernest Staggs, a director of the Company, to provide debt recovery services for consumer and commercial debt portfolios held by State Financial. Pursuant to the letter of intent we agreed to pay State Financial the first $60,000 USD recovered and we retained the remainder of any amounts recovered.

In April 2004, the Company and State Financial Holdings jointly purchased a consumer debt portfolio with a face value of approximately $465,000USD at a purchase price of $22,131.57USD. Pursuant to an agreement with State Financial Holdings, we would retain any amounts collected from consumers whose debts were in the portfolio and we would pay State Financial Holdings its investment in the portfolio ($10,000 USD) with ten percent interest.

In October 2004, we assigned all remaining amounts in our debt portfolios to State Financial Holdings in exchange for the release of all of the Company's remaining obligations to State Financial Holdings.

We earned revenues of $1,350 from collections from the debt portfolio.

In October 2004, we entered into a Stock Purchase Agreement and a Consulting Agreement with the Bridge Group, Inc. The Stock Purchase Agreement provides that we will sell 500,000 shares of common stock to the Bridge Group for $50,000. The $50,000 is to be paid in a series of installments, with the last payment due on May 1, 2005. As of March 15, 2005, the Bridge Group had made all payments required by the Stock Purchase Agreement.

The Consulting Agreement provides that the Bridge Group will consult with us in the areas of mergers and acquisitions. In return, the we agreed to issue 1,500,000 shares of common stock to the Bridge Group, payable as follows:
500,000 shares on October 28, 2004; 500,000 shares when the our common stock is listed on the OTC Bulletin Board; and 500,000 shares when we acquire another company.

The Bridge Group is a privately-held corporation and is controlled by Mr. Michael Douglas, an unrelated party.

Employees

As of January 31, 2005, our only employee was our president, Tyrone R. Carter, who spends approximately 50% of his time on the Company's business. He is compensated through management fees which are being accrued.

Item 2. Description of Property.

Facilities

Our offices are located at 4155 E. Jewell Ave., Suite 500, Denver, Colorado 80222. We lease this space, at a rate of $200 per month, on a month-to-month basis.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 2004.

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock originally traded on the Canadian Venture Exchange (the "CDNX"). When the CDNX combined with the TSX Venture Exchange, our common stock traded on the TSX Venture Exchange. Since August 18, 2003, our common stock has traded on the NEX portion of the TSX Venture Exchange. As of January 31, 2005, we had 287 shareholders of record, and our trading symbol is BRV.H.

The following table is the quotation range in Canadian dollars (CDN$) for our shares for the periods indicated. These quotations are taken from closing prices on the NEX quotes page found at www.tse.com. These quotations may not reflect actual transactions.

         Quarter Ended                             High               Low

         October 31, 2002                           $0.05              $0.01
         January 31, 2003                           $0.06              $0.01
         April 30, 2003                             $0.10              $0.02
         July 31, 2003                              $0.10              $0.03

         October 31, 2003                           $0.22             $0.055
         January 31, 2004                           $0.25              $0.06
         April 30, 2004                            $0.185             $0.065
         July 31, 2004                             $0.115              $0.04

We have paid no dividends on any shares since the date of incorporation, and we do not contemplate that any dividends will be paid in the future. Any decision to pay common stock dividends will be dependent upon our overall financial condition and other factors that our board of directors may consider appropriate in the circumstances.

As of January 31, 2005, we had 287 shareholders of record in one class of common equity.

The following lists all shares issued, sold or cancelled by the Company since August 1, 2002.

                                                                                                        Note
             Name                       Date            Shares          Consideration                   Reference
             --------------------       --------        ------------    -----------------------------   ----
             Tyrone R. Carter           12/23/02        1,000,000       $0.05 per share                 A.
             Tyrone R. Carter           12/23/02        1,000,000       Settlement of debt in
                                                                        the amount of $50,000           A.
             See below                  01/20/03        1,305,000       Conversion of promissory
                                                                        notes in the principal          B.
                                                                        amount of $195,000
             Edward White               07/07/03          537,471       Settlement of debt in the
                                                                        amount of $80,321


             George Hajduk              07/07/03          143,387       Settlement of debt in the
                                                                        amount of $21,507
                                        10/22/03          (83,746)      Escrowed shares cancelled
             Anthony Carter             11/06/03          334,350 (1)   $0.10 per share                 A.
             Gary Carlson               11/14/03          173,160       $0.15 per share                 A.
             Martina Leimcke            11/14/03           86,580       $0.15 per share
             George Hajduk              11/14/03           26,040       Settlement of debt in the
                                                                        amount of $3,906
             Julie Hajduk               11/14/03           36,667       Settlement of debt in the
                                                                        amount of $5,500
             Martina Leimcke            11/14/03          374,852       Settlement of debt in the
                                                                        amount of $56,228
             Richard Hughes             05/28/04           43,860       $0.15 per share                 A
             Ron Charlin                05/28/04           43,860       $0.15 per share                 A.
             Mark May                   05/28/04           43,860       $0.15 per share                 A.
             Robert Carter              08/25/04           89,011 (2)   $0.15 per share                 A.
             Gary Carlson               08/25/04           43,751 (2)   $0.15 per share                 A.
             Loren Longmore             08/25/04            9,188 (2)   $0.15 per share                 A.
             Sean Taylor                08/25/04          100,000 (2)   $0.206 per share                A.
             Bridge Group, Inc.         10/27/04          500,000 (3)   $0.10 per share                 A.
             Bridge Group, Inc.         10/28/04          500,000 (4)   Consulting services
             Asset Solutions Ltd.       12/13/04          376,809 (5)   Consulting services

(1) Shares were sold as part of units. Each unit consisted of one common share and one warrant. Each warrant entitled the holder to purchase one additional common share at a price of $0.15 at any time before January 12, 2005. The price for each unit was $0.10. For purposes of this table the price paid for the Units was allocated to the shares of common stock comprising a part of the units.

(2) Shares were sold as part of units. Each unit consisted of one common share and one warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25 at any time before August 17, 2005. The price for each unit was $0.15. For purposes of this table the price paid for the units was allocated to the shares of common stock comprising a part of the units.

(3) The $50,000 is to be paid in a series of installments, with the last payment due on May 1, 2005. As of March 15, 2005, the Bridge Group had made all payments required by the Stock Purchase Agreement.

(4) In October 2004, we entered into a Consulting Agreement with the Bridge Group, Inc. The Consulting Agreement provides that the Bridge Group will consult with us in the areas of mergers and acquisitions. In return, we agreed to issue 1,500,000 shares of its common stock to the Bridge Group, payable as follows: 500,000 shares on October 28, 2004; 500,000 shares when our common stock is listed on the OTC Bulletin Board; and 500,000 shares when we acquire another company.

(5) We have an agreement with Asset Solutions Limited which provides that Asset Solutions Limited will consult with us concerning general business matters. In return, we agreed to pay Asset Solutions $2,500 (USD) per month for forty consecutive months beginning November 1, 2003. At our election, we may pay the monthly consulting fee with shares of common stock. The number of shares to be issued will be determined by dividing $2,500 by the average closing price of our common stock for the month preceding the month of service. In December 2004, we issued 376,809 shares of its common stock to Asset Solutions in payment of consulting fees.

A. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors. Each person had access to the same kind of information that would be available in a registration statement, including information available on the website maintained by the U.S. Securities and Exchange Commission. These persons acquired the shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

B. Shareholders receiving shares for convertible notes were as follows: Alan Smith (241,667); Peter Mozsary (241,667); Excpro Limited (241,667); Stuart Lipsky (19,333); Helen Lipsky (38,667); Borah Lipsky and Ruth Lipsky (9,667); Christopher Vesco (193,333); Donald Nixon (4,833); Devon Nixon (19,333); Jarett Nixon (19,333); Kelly Davis (19,333); Norma Bond (14,500);
     Sophie Marie Hanau-Schamburg (241,667).

Item 6. Management's Discussion and Analysis or Plan of Operation.

Between November 1986 and July 2002, we were engaged in the acquisition, exploration, and development of mineral properties. During this period, our principal mineral properties were the Mamu/Bravo claim group in the Watson Lake Mining District, Yukon Territory, the Rio Nuevo Placer Concession located in Costa Rica, and the Oaxaca Concessions located in Mexico. In July 2002, we abandoned these properties and discontinued mining operations. Until January 2004, we had been inactive.

In January 2004, we signed a letter of intent with State Financial Holdings, Inc., a company owned by Ernest Staggs, a director of the Company, to provide debt recovery services for consumer and commercial debt portfolios held by State Financial Holdings, Inc. Pursuant to the letter of intent, we agreed to pay State Financial Holdings, Inc., the first $60,000 USD recovered and we would retain the remainder of any amounts recovered.

In April 2004, the Company and State Financial Holdings, Inc., jointly purchased a consumer debt portfolio with a face value of approximately $465,000USD for $22,131.57USD. Pursuant to an agreement with State Financial Holdings, Inc., we would retain any amounts collected from consumers whose debts were in the portfolio and we would pay State Financial Holdings, Inc., its investment in the portfolio ($10,000 USD) with ten percent interest.

In October 2004, we assigned all remaining amounts in the debt portfolios to State Financial Holdings, Inc., in exchange for the release of all of the Company's remaining obligations to State Financial Holdings, Inc.

In October 2004, we entered into a Stock Purchase Agreement and a Consulting Agreement with the Bridge Group, Inc. See Item 1 of this report for more information concerning these agreements.

During the four years ended July 31, 2004, our only use of cash, other than the April 2004 purchase with State Financial Holdings, Inc., discussed above, was to fund our operating losses. We satisfied our cash requirements during this four-year period through the sale of common stock and from unsecured loans.

We do not have any available credit, bank financing, or other external sources of liquidity. Due to historical operating losses, our operations have not been a source of liquidity. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders. We will satisfy cash needs through the sale of common stock and from unsecured loans. We are seeking a merger candidate with sufficient working capital and assets to provide adequate liquidity to pay for ongoing expenses. Until such merger candidate is determined, no significant change in the number of employees is expected. There can be no assurance that we will be successful in obtaining additional funding.

Item 7. Financial Statements.

Our financial statements are attached hereto and incorporated herein by reference. Our financial statements have been prepared in Canadian dollars.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective February 23, 2005, we retained Dohan and Company, CPAs, to act as our independent certified public accountants. In this regard, Dohan and Company, CPAs, replaced Davidson & Company, Chartered Accountants, Chartered Accountants, as our independent certified public accountants. Davidson & Company audited our financial statements for the fiscal years ended July 31, 2003 and 2004. The report of Davidson & Company for these fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The change in auditors was recommended and approved by the Company's board of directors.

Item 8A. Controls and Procedures.

Tyrone R. Carter, our Company's Chief Executive Officer, and Tamela Miller-Carlson, our Company's Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report and in their opinion the Company's disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Carter and Ms. Carlson, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

Item 8B. Other Information.

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information concerning our officers and directors follows:

     Name                       Age     Position
     ---------------------      ---     ---------------------------------------

     Tyrone R. Carter           43      Chief Executive Officer and a Director
     Ernest Staggs              42      Director
     Melissa Walker             27      Director
     Mark Savoy                 43      Director
     Tamela Miller-Carlson      36      Treasurer and Principal Accounting and
                                        Financial Officer

     Each director holds office until his successor is duly elected by the stockholders. Our officers serve at the pleasure of the Board of Directors.

     Tyrone R. Carter - has been the President and director of the Company since July 2, 2003. Mr. Carter is a licensed professional engineer and ran an engineering firm in the Denver, Colorado area until 2001.

     Ernest Staggs - was the Company's President between December 18, 2002 and July 2, 2003. Mr. Staggs has been a director of the Company since March 12, 2002. Mr. Staggs has been an attorney in private practice since 1988.

     Melissa Walker - has been a director of the Company since December 18, 2002. Ms. Walker has been employed in the legal field since 2001.

     Mark Savoy - has been a director of the Company since November 2004. Mr. Savoy is the president of and manages a barter company and is on the board of directors of several corporations.

     Tamela Miller-Carlson - has been the Company's Principal Accounting and Financial Officer since May 7, 2004. Ms. Carlson is a certified public accountant and has worked in public accounting.

     We do not have a compensation committee. The directors of the Company approve their own compensation since decisions regarding compensation to be paid to the officers and directors are made by the directors by resolutions adopted by unanimous written consent. We do not have any policy which prohibits or limits the power of directors to approve their own compensation

     Our Board of Directors serves as the Audit Committee. We do not have a director serving as our financial expert. We do not believe a financial expert is necessary since the Company is currently inactive.

     Also, since the Company is inactive, we have not adopted a Code of Ethics.

Management Changes

     The following provides certain information concerning the dates of service of the officers and directors of the Company during the two years preceding July 31, 2004.

Name                     Position                             Periods of Service
---------------------    ----------------------------------   ------------------
Ernest Staggs, Jr.       President                            12/18/02 to 7/1/03
Ernest Staggs, Jr.       Director                             Since 3/12/02
Tyrone R. Carter         President and a Director             Since 7/2/03
Melissa Walker           Director                             Since 12/18/02
Mark Savoy               Director                             Since 11/2004
Tamela Miller-Carlson    Treasurer and Principal Accounting
                         and Financial Officer                Since 5/17/04

Item 10. Executive Compensation.

     The following table sets forth in summary form in Canadian dollars, the compensation received (recorded as management fees) by (i) each person serving as Chief Executive Officer and (ii) each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated. Our fiscal year ends on July 31.

                                                                                                         All
                                                             Other                                       Other
                                                             Annual         Restric-                     Com-
                                                             Compen-        ted Stock      Options       pensa-
    Name and               Fiscal      Salary      Bonus     sation         Awards         Granted       tion
Principal Position          Year       (1)        (2)        (3)            (4)            (5)           (6)
--------------------       ------      -------    -------    -----------    -----------     -----------  ---------
Tyrone R. Carter             2004      $51,497        --          --              --              --           --
President since              2003       $2,400        --          --              --              --           --
July 2, 2003

Ernest Staggs, Jr.           2003           --        --          --              --              --      $85,070
President between
December 18, 2002 and
July 2, 2003

Edward White,                2002      $18,000        --          --              --              --           --
Chief Executive              2001      $24,000        --          --              --              --           --
Officer between              2000      $24,000        --          --              --          50,000           --
November 14, 1986
and July 2, 2002.

(1) The dollar value of base salary (cash and non-cash) earned during the fiscal year.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.

(4) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the Table.

(6) All other compensation received that we could not properly report in any other column of the Table.

(7) The Company's board of directors may increase the compensation paid to its officers depending upon a variety of factors, including the results of future operations.

     The table below shows the number of shares of the Company's common stock owned by the officers listed above, and the value of such shares as of the dates indicated.

    Name                     Shares         Value            Valuation Date
    ----                     ------         -----            --------------
    Tyrone R. Carter         2,120,500      $148,435 CDN      July 31, 2004
    Tyrone R. Carter         2,120,500      $169,640 CDN      July 31, 2003
    Ernest Staggs, Jr.          96,667        $7,733 CDN      July 31, 2003
    Edward White               535,471       $48,192 CDN      July 31, 2002

     The table below shows the amount which we expect to pay to our executive officers during the twelve months ending July 31, 2004, and the amount of time these officers expect to devote to the Company's business. Percentage of Time Projected to be Devoted Name Compensation to Company's Business

         Tyrone R. Carter                  $28,800          50 %
         Tamela Miller Carlson              $5,000          10 %

Employment Contracts
--------------------

     The Company does not have any employment contracts with its executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

     None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

     None.

Compensation of Directors
-------------------------

Standard Arrangements. Currently the Company does not pay its directors for serving as directors. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements.   None.
------------------

Stock Option and Bonus Plans

Options Granted during the Year Ended July 31, 2004:      None.
---------------------------------------------------
As of July 31, 2004, we did not have any stock option or bonus plans and did not have any outstanding options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of July 31, 2004, the shareholdings of (i) each person owning beneficially 5% or more of the Company's common stock (ii) each officer and director of the Company (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                           Number of           Percent of
       Name and Address                    Shares (1)            Class
       ----------------                    ----------            -----

       Tyrone R. Carter                     2,120,500             25.8%
       4155 E. Jewell Ave., Ste 500
       Denver, CO  80222

       Ernest Staggs, Jr.                      96,667                1%
       2321 S. Salem Cir.
       Aurora, CO  80014

       Melissa Walker                             --                 --
       2549 South Truckee Way
       Aurora, CO  80013

       Tamela Miller-Carlson                       --                --
       5040 W. 128th Place
       Broomfield, CO  80020

       Anthony Carter                         486,350              5.9%
       207 Lakeview Blvd.
       Coleraine, MN  55722

       Martina Leimcke                        461,432              5.6%
       Im Kleine Hope 39
       31234 Abbensen, Germany

       Edward White
       Apt. 416-5 Kdek Ct.
       New Westminster, BC V3M 6B6            535,471              6.5%


Item 12. Certain Relationships and Related Transactions.

The following persons who are or were related to the Company purchased shares of stock from the Company or converted debt into the shares of common stock as set forth below:

       Tyrone R. Carter     12/23/02   1,000,000   $0.05 per share
       Tyrone R. Carter     12/23/02   1,000,000   Settlement of debt in the
                                                   amount of $50,000
       Edward White         07/07/03     537,471   Settlement of debt in the
                                                   amount of $80,321
       George Hajduk        07/07/03     143,387   Settlement of debt in the
                                                   amount of $21,507
       George Hajduk        11/14/03      26,040   Settlement of debt in the
                                                         amount of $3,906

See Item 5 of this report for information concerning issuance of shares since August 1, 2002.

During the year ended July 31, 2004, the Company entered into the following related party transactions:

          a) Paid or accrued $2,000 (2003 - $3,500) to a relative of a director for investor relations.

          b) Paid or accrued $55,977 (2003 - $8,570) in professional fees to a director of the Company.

          c) Paid or accrued $51,497 (2003 - $22,250) to directors or former directors of the Company for management fees.

          d) Paid or accrued $3,030 (2003 - $3,899) for office rent and secretarial services to a director of the Company.

          e) Paid or accrued $Nil (2003 - $2,400) in consulting fees to a director of the Company.

At July 31, 2004, we had amounts of $175,586 (2003 - $140,520) due to directors, former directors and officers for services provided, expenses incurred, and for cash advances made to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 13. Exhibits.

     Exh. No.           Exhibit Name Page Number
    ----------          ----------------------------------------------------

    Exhibit 3           Articles of Incorporation                      *
                                                                      ----
    Exhibit 4           Instruments Defining the Rights
                        of Security Holders                            *
                                                                      ----
    Exhibit 31          Rule 13a-14(a) Certifications                  3
                                                                      ----
    Exhibit 32          Section 1350 Certifications                    6
                                                                      ----

* Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form 20-F.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the years ended July 31, 2003, and 2004, by our principal accountant.

                                                   2003            2004
                                                   ----            ----

      Audit Fees                               $8,506,50 CDN      $19,025 CDN
      Audit-Related Fees                              -0-             -0-
      Financial Information Systems                   --              --
      Design and Implementation Fees                  --              --
      Tax Fees                                        --              --
      All Other Fees                                  --              --

     Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our records for the fiscal year. Before Davidson & Company was engaged to render audit services, the engagement was approved by our Board of Directors. Our Board of Directors is of the opinion that the Audit Related Fees charged by Davidson & Company are consistent with Davidson & Company maintaining its independence from the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June, 2005.


                                               BRAVO RESOURCE PARTNERS LTD.



                                               By:  /s/ Tyrone R. Carter
                                                    ----------------------------
                                                     Tyrone R. Carter, President


                                               By:   /s/ Tamela Miller-Carlson
                                                     ---------------------------
                                                     Tamela Miller-Carlson,
                                                     Principal Accounting and
                                                     Financial Officer

     In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                        Title               Date


/s/ Tyrone R. Carter                            Director           June 20, 2005
----------------------------------------
Tyrone R. Carter


/s/ Ernest E. Staggs Jr.                        Director           June 20, 2005
----------------------------------------
Ernest E. Staggs Jr.


/s/ Melissa Walker                              Director           June 20, 2005
----------------------------------------
Melissa Walker


/s/ Mark Savoy                                  Director           June 20, 2005
----------------------------------------
Mark Savoy