Form 10KSB/A
period 2004-07-31
BRAVO RESOURCE PARTNERS LTD
filed 2005-09-15
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 (Amendment #1)

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

                    Issuer's telephone number (303) 831-8833
                                              --------------

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

                                      NOTE

This amendment is being filed due to the ommission of financial statements in the 10-KSB. The only change in this amendment is the inclusion of the audited financial statements and notes thereto.

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

                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                          (Stated in Canadian currency)

                                  JULY 31, 2004

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                       Miami, Florida     33156-7564
A Professional Association                         Telephone      (305) 274-1366
                                                   Facsimile      (305) 274-1368
                                                   E-mail         info@uscpa.com
Internet  www.uscpa.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Bravo Resource Partners Ltd.
(A Development Stage Company)
Yukon, BC Canada

We have audited the accompanying balance sheet of Bravo Resource Partners Ltd. (A Development Stage Company) as of July 31, 2004, and the related statements of operations, deficiency in assets and cash flows for the years ended July 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Resource Partners Ltd. (A Development Stage Company) at July 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $284,797 for the year ended July 31, 2004, has a working capital deficiency of $283,855 at July 31, 2004, and as discussed in Note 1 to the financial statements has a deficit of $3,418,297 of which $427,558 was accumulated during the development stage, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ Dohan and Company, P.A.
                                                ---------------------------
                                                Certified Public Accountants

Miami, Florida
March 3, 2005

                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                     JULY 31
                          (Stated in Canadian Currency)

================================================================================

                                                                        2004
--------------------------------------------------------------------------------



ASSETS

Current
    Cash                                                            $    17,439
    Receivables portfolios (Note 3)                                       5,000
    Prepaid expenses                                                      1,944
     Deferred tax asset less valuation allowance of $682,186               --

               Total Assets                                         $    24,383
===============================================================================

LIABILITIES AND DEFICIENCY IN ASSETS

Current
    Accounts payable and accrued liabilities                        $   118,894
    Promissory notes payable                                             13,758
    Due to related parties                                              175,586
                                                                    -----------

              Total Current Liabilities                                 308,238
                                                                    -----------

Deficiency in Assets
    Preferred Stock:  100,000,000 shares authorized
    Common stock:  No par value; 100,000,000 shares
       issued; 7,578,575 shares outstanding                           3,092,474
    Stock subscriptions received in advance                              41,970
    Deficit accumulated during development stage                       (427,558)
    Deficit                                                          (2,990,739)
                                                                    -----------

              Total Deficiency in Assets                               (283,855)
                                                                    -----------

              Total Liabilities and Deficiency in Assets            $    24,383
===============================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED JULY 31
                          (Stated in Canadian Currency)

=======================================================================================================================
                                                                         Cumulative
                                                                         from the
                                                                         Beginning of
                                                                         Development
                                                                         Stage (August
                                                                         1, 2002)        2004            2003
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
    Consulting                                                           $       31,942  $       29,542  $        2,400
    Interest                                                                      8,740           2,870           5,870
    Licence and user fees                                                        14,132          14,132              -
    Management fees                                                              73,747          51,497          22,250
    Office and miscellaneous                                                     30,597          23,508           7,089
    Professional fees                                                           161,817          78,781          83,036
    Stockholder communications and investor relations                            10,753           3,829           6,924
    Transfer agent and filing fees                                               26,943          14,122          12,821
    Travel and promotion                                                          8,203           5,832           2,371
                                                                         --------------  --------------  --------------

                                                                               (366,874)       (224,113)       (142,761)
                                                                         --------------  --------------  --------------


OTHER ITEMS
    Costs recovered                                                               5,294           5,294             --
    Write-down of receivables portfolios (Note 3)                               (65,978)        (65,978)            --
                                                                         --------------  --------------  --------------

                  TOTAL OTHER ITEMS                                             (60,684)        (60,684)            --
                                                                         --------------  --------------  --------------


Loss before income taxes                                                       (427,558)       (284,797)       (142,761)
Provision for income taxes
                                                                                  --               --             --
Net Loss                                                                       (427,558)       (284,797)       (142,761)
=======================================================================================================================


Basic and diluted loss per common share                                                         $ (0.04)        $ (0.03)
=======================================================================================================================


Basic and diluted weighted average number of common shares outstanding                        6,551,981       4,516,131
=======================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JULY 31
                          (Stated in Canadian Currency)
===================================================================================================================
                                                                             Cumulative
                                                                             from the
                                                                             Beginning of
                                                                             Development
                                                                             Stage (August
                                                                             1,  2002)      2004         2003
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from operations                                                  $ (427558)   $(284,797)   $(142,761)
    Adjustments to reconcile net loss to net cash used in operations:
       Write-down of receivables portfolio                                       65,978       65,978         --
       Accrued interest expense on promissory note payable                        4,403          992        3,411
       Accrued expenses to related parties                                      151,835      112,502       39,333

    Changes in assets and liabilities:
       Decrease in other receivables                                              1,909          148        1,761
          Increase in prepaid expenses
                                                                                 (1,944)      (1,944)        --
       Increase in accounts payable and accrued liabilities                      73,909       26,265       47,644
                                                                              ---------    ---------    ---------


    Net cash used in operating activities                                      (131,468)     (80,856)     (50,612)
                                                                              ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock for cash                                            92,133       92,133         --
    Stock subscriptions received in advance                                      41,970       41,970         --
    Proceeds from promissory notes payable                                       13,363       13,363         --
    Repayment of promissory notes payable                                        (6,563)      (6,563)        --
    Advances from related parties                                                78,296       28,296       50,000
                                                                              ---------    ---------    ---------

    Net cash provided by financing activities                                   219,199      169,199       50,000
                                                                              ---------    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of receivables portfolios                                      (103,906)    (103,906)        --
    Collection of receivables portfolios                                         32,928       32,928         --
                                                                              ---------    ---------    ---------

    Net cash used in investing activities                                       (70,978)     (70,978)        --
                                                                              ---------    ---------    ---------


Change in cash during the year                                                   16,753       17,365         (612)


Cash, beginning of year                                                             686           74          686
                                                                              ---------    ---------    ---------


Cash, end of year                                                             $  17,439    $  17,439    $      74
=================================================================================================================

Supplemental disclosures with respect to cash flows (Note 7)

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF DEFICIENCY IN ASSETS
                           FOR THE YEARS ENDED JULY 31
                          (Stated in Canadian Currency)

--------------------------------------------------------------------------------------------------------------------------



                                              Common Stock
                                         ------------------------
                                         Number of      Amount          Deficit             Deficit            Total
                                         Shares                         Accumulated
                                                                        During Development
                                                                        Stage
                                         ----------     ---------       ------------------  ------------       ---------
Balance July 31, 2002                     2,515,240     2,537,128                            (2,990,739)        (257,860)
     (Beginning of development stage)

Shares issued on conversion of            1,305,000       195,750
   Convertible notes
Shares issued for cash                    1,000,000        50,000
Shares issued for debt                    1,000,000        50,000
Net loss for the period ended                                               (142,761)
July 31, 2003
                                         ----------     ---------       ------------------  ------------       ---------
Balance July 31, 2003                     5,820,241     2,832,879         (3,133,500)                           (300,621)

Cancellation of escrow shares              (83,746)
Shares issued for cash                      334,350        33,435
Shares issued for cash                      259,740        38,961
Shares issued for cash                      131,580        19,737
Shares issued for debt                    1,116,410        167,461
Net loss for the period ended
July 31, 2004                                                               (284,797)
                                         ----------     ---------       ------------------  ------------       ---------
Balance July 31, 2004                     7,578,575     3,092,474           (427,558)        (2,990,739)        (283,855)
--------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                          (Stated in Canadian Currency)


1.   NATURE AND CONTINUANCE OF OPERATIONS

     The Company was incorporated in the Province of British Columbia on November 14, 1986 and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange ("TSX-V") Policy 2.5, the Company was transferred to the NEX board. The Company was previously designated a TSX Venture inactive issuer. The Company has discontinued its operations and is considered to be in the development stage. Prior to becoming inactive, the Company was engaged in the acquisition, exploration, and development of mineral properties, and the Company briefly sought a business opportunity in the consumer debt portfolio industry. The Company now seeks to become active through a merger with a business of merit or the acquisition of assets whereby the Company can become active and profitable.

     The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financing.

     These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.

     ==================================== ============== ===============

                                          2004           2003
     ------------------------------------ -------------- ---------------

     Working capital (deficiency)         $    (283,855) $    (300,621)
     Deficit                                 (3,418,297)    (3,133,500)
     ==================================== ============== ===============

2.   SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation

     These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries; Minera Oro Bravo S.A., a company incorporated in Costa Rica, and Minera Oro Bravo Mexico, S.A. de C.V., a company incorporated in Mexico. Significant intercompany balances and transactions were eliminated upon consolidation.

     Fair Value of Financial Instruments

     Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of time deposits and all liquid instruments (including overnight repurchase agreements with a bank) with maturities of three months or less.

                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                          (Stated in Canadian Currency)


2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from those estimates.

     Foreign currency translation

     The monetary assets and liabilities of the Company that are denominated in foreign currencies are translated, into Canadian dollars, at the rate of exchange at the balance sheet date and non-monetary items are translated at historical rates. Revenues and expenses are translated at rates approximating those in effect at the date of transaction. Exchange gains and losses arising on translation are included in the statement of operations.

     Stock based compensation

     In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

     Income Taxes

     Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes,". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences in events that have been recognized in the Company's financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

     Income Tax Credits

     Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

     Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. For the years presented, this calculation proved to be anti-dilutive.

                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                          (Stated in Canadian Currency)

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Receivables portfolios Receivables portfolios, consisting of aged consumer debt receivables purchased at discounts to face value, are recorded at cost. Payments received from collection are first applied against the cost of the portfolios with any excess recognized as revenue. The Company evaluates the collectibility of the receivables portfolios and records a write-down of the carrying value if necessary.

     Reclassifications

     Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

     Recent Pronouncements

     In January 2003, FASB issued Financial Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") (revised in December 17, 2003). The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. The consolidation requirements for all other types of entities is required in financial statements for periods ending after March 15, 2004.

     In April 2003, FASB issued Statements of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003.

     In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

     In December 2002, FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years ending after December 15, 2002.

     The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                          (Stated in Canadian Currency)


3.   RECEIVABLES PORTFOLIOS

     During the current fiscal year, the Company acquired receivables portfolios, consisting of aged consumer debt, at a total cost of $103,906, including $13,440 paid to State Financial Holdings, Inc., a company controlled by a director of the Company. The receivables portfolio was originally valued at cost. The receivables were acquired pursuant to a January 2004 letter of intent with State Financial Holdings, Inc., to service the portfolios purchased by State Financial Holdings, Inc., and pursuant to an April 2004 agreement with State Financial Holdings, Inc., to jointly purchase a consumer debt portfolio. Pursuant to the January 2004 letter of intent, the Company agreed to pay State Financial Holdings, Inc., the first $77,745 ($60,000.00 USD) recovered and the Company would retain the remainder of any amounts recovered. Pursuant to the April 2004 joint purchase agreement, the Company would retain any amounts collected and would pay State Financial Holdings, Inc., its investment in the portfolio, $13,419 ($10,000 USD), with ten percent interest.

     As of July 31, 2004, the Company collected $32,928 of the receivables portfolios. Due to uncertainty of collectibility, management of the Company decided to write-down the portfolios by $65,978 to $5,000. The Company has determined that the likelihood of successful recovery against individual debtors does not justify expending the litigation costs and expenses involved in pursuing legal action to recover.

4.   PROMISSORY NOTES PAYABLE


         =============================================================

                                         2004          2003
         -------------------------------------------------------------

         Principal amount               $      13,363  $      23,071
         Accrued interest                         395         10,014
                                        -------------  -------------

                                        $      13,758  $      33,085
         =============================================================


     During the current fiscal year, the Company issued a promissory note payable for proceeds of $13,363 (US$10,000) to a company with a director in common. The note is due on demand, unsecured and bears interest at 10% per annum.

     Also during fiscal 2004, the Company repaid $6,563 of a promissory note with a principal amount of $23,071. The remaining principal of $16,508 plus accrued interest of $10,611 was settled in exchange for the Company issuing 180,793 common shares at a value of $27,119.

     During fiscal 2003, the Company issued 1,000,000 common shares to settle promissory notes payable of $50,000 held by an individual who subsequently became a director of the Company. The share price of $0.05 per share was negotiated in an arms-length transaction and agreed to by the Company and the individual.

                          BRAVO RESOURCE PARTNERS LTD.
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2004
                         (Stated in Canadian Currency)


5.   CAPITAL STOCK

     Share issuances

     During the current fiscal year, the Company:

     a) Issued 334,350 units at a price of $0.10 per unit for proceeds of $33,435 to a director of the Company. Each unit consisted of one common share and one share purchase warrant exercisable into one additional common share at a price of $0.15 per share, expiring December 31, 2004.

     b) Issued 391,320 common shares at a price of $0.15 per share for proceeds of $58,698. c) Issued 1,116,410 shares at a value of $167,462 to settle various debts.

     During fiscal 2003, the Company issued 1,000,000 shares at a price of $0.05 per share for proceeds of $50,000 and 1,000,000 common shares at a value of $50,000 to settle promissory notes totaling $50,000.

     Common shares to be issued

     In December 1999, the Company completed a non-interest bearing private placement of convertible notes to repay outstanding promissory notes totaling $195,750 (US$135,000). During fiscal 2003, the notes were converted into 1,305,001 common shares of the Company.

     Escrow shares

     During the current year, 83,746 common shares held in escrow were cancelled.

     Warrants

     At July 31, 2004, 334,350 share purchase warrants were outstanding exercisable into common shares at a price of $0.15 per share expiring December 31, 2004.

6.   RELATED PARTY TRANSACTIONS

     During the year ended July 31, 2004, the Company entered into the following related party transactions: a) The Company paid or accrued $2,000 (2003 - $3,500) to a relative of a director for investor relations. b) The Company paid or accrued $55,977 (2003 - $8,570) in professional fees to a director of the Company. c) The Company paid or accrued $51,497 (2003 - $22,250) to directors or former directors of the Company for management fees. d) The Company paid or accrued $3,030 (2003 - $3,899) for office rent and secretarial services to a director of the Company. e) The Company paid or accrued $Nil (2003 - $2,400) in consulting fees to a director of the Company.

     At July 31, 2004, the Company has amounts of $175,586 (2003 - $140,520) due to directors, former directors and officers for services provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

     These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

                          BRAVO RESOURCE PARTNERS LTD.
                         (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2004
                         (Stated in Canadian Currency)

7.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     =========================================================================

                                                            2004        2003
     -------------------------------------------------------------------------

     Cash paid during the year for income taxes             $    --     $ --
     Cash paid during the year for interest                      --       --
     =========================================================================

     The significant non-cash transaction for the year ended July 31, 2004, consisted of the Company issuing 1,116,410 common shares at a value of $167,462 to settle outstanding debts totaling $167,462 consisting of accounts payable of $34,609, promissory notes payable of $27,119 and due to related parties of $105,734.

     Significant non-cash transactions for the year ended July 31, 2003, were as follows:

         a) Promissory notes totalling $195,750 ($135,000 US) were converted into 1,305,001 common shares of the Company.
         b) The Company issued 1,000,000 common shares to settle promissory notes totalling $50,000.

8.   INCOME TAXES

     A reconciliation of income taxes at statutory rates with the reported taxes follows:

     ====================================================================

                                                      2004        2003
     --------------------------------------------------------------------

     Loss before income tax recovery              $(284,797)  $ (142,761)
     ===================================================================

     Expected income tax recovery                 $(101,388)  $  (53,678)
     Non-deductible expenses                         21,352           -
     Tax loss benefit not recognized for book
        purposes, valuation allowance                80,036       53,678
                                                  ---------   ----------

     Total income taxes                           $      -    $       -
     ===================================================================


     The significant components of the Company's
     future income tax assets are as follows:
     =======================================================================

                                                         2004        2003
     -----------------------------------------------------------------------

      Resource deductions                              $ 317,242   $ 335,065
      Non-capital losses available for future periods    364,795     589,024
      Other assets                                           149         158
                                                       ---------   ---------

      Gross future income tax assets                     682,186     924,247

      Less:  valuation allowance                        (682,186)   (924,247)
                                                       ---------   ---------

      Net future income tax assets                     $    --     $    --
     =======================================================================

     The Company incurred operating losses for Canadian income tax purposes of approximately $1,025,000, which may be available to be carried forward to reduce taxable income in future years; however, these losses may be limited by Section 382 of the Internal Revenue Code in the event of significant ownership change. Unless utilized, these losses will expire through 2014. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements.

                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004
                          (Stated in Canadian Currency)


9.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, receivables portfolios, other receivables, accounts payable and accrued liabilities, promissory notes payable and due to related parties. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments, except as to the receivables portfolio. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

     Currency risk

     The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of these risks. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

10.  SEGMENTED INFORMATION

     All of the Company's identifiable assets are located in the United States.

11.  SUBSEQUENT EVENTS

     Subsequent to July 31, 2004:

     a) The Company completed a private placement for proceeds of $41,970 consisting of 141,950 units at a price of $0.15 per unit and 100,000 common shares at a price of $0.206 per share. Each unit consists of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25 for a period of one year. As at July 31, 2004, the Company had received subscription advances of $41,970 towards this private placement.

     b)   The Company issued 376,809 common shares to settle debts of $39,542.

     c) The Company entered into a consulting agreement with "The Bridge Group", an investor relations firm with the primary objective of finding a qualified merger candidate for the Company. In consideration for their services, The Bridge Group shall receive a finder's fee of 1,500,000 common shares.

     d) Number of shares issued and outstanding at July 31, 2004 7,578,575 Shares issued subsequent to July 31, 2004, as set forth above para. a) 241,950 para. b) 376,809 para. c) 1,000,000

          Number of shares issued and outstanding at April 15, 2005 9,197,334

     e) The Company transferred its receivables portfolio to a company controlled by a director to satisfy in full amounts owing to that company of $58,349.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of September, 2005.


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

Signature                                        Title              Date


/s/ Tyrone R. Carter                            Director      September 15, 2005
----------------------------------------
Tyrone R. Carter


/s/ Ernest E. Staggs Jr.                        Director      September 15, 2005
----------------------------------------
Ernest E. Staggs Jr.


/s/ Melissa Walker                              Director      September 15, 2005
----------------------------------------
Melissa Walker


/s/ Mark Savoy                                  Director      September 15, 2005
----------------------------------------
Mark Savoy