Form 10QSB
period 2004-10-31
BRAVO RESOURCE PARTNERS LTD
filed 2005-12-09
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2004

                                       or

[]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

                           Commission file No. 0-30770
                                               -------

                          BRAVO RESOURCE PARTNERS LTD.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Yukon, British Columbia                        04-3779327
     ------------------------------       ---------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


                           4155 East Jewell, Suite 500
                             Denver, Colorado 80222
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (303) 831-8833
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.     YES [ ]    NO [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              YES [X]    NO [ ]


As of December 8, 2005, Bravo Resource Partners Ltd had 9,607,470 issued and outstanding shares of common stock.

Transitional Small Business Disclosure format (check one)     YES [ ]    NO [X]

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS




                          BRAVO RESOURCE PARTNERS LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                OCTOBER 31, 2004

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

=========================================================================
                                                              October 31,
                                                              2004
-------------------------------------------------------------------------



ASSETS

Current
Cash and cash equivalents                                     $       488
Prepaid expenses                                                    1,462
Deferred taxes, less allowance of $490,778                           --
                                                              -----------

Total assets                                                  $     1,950
=========================================================================



LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities                      $    88,517
Due to related party                                               97,849
                                                              -----------
Total current liabilities                                         186,366
                                                              -----------
Commitments and contingencies (Notes 1, 5, 8)

Deficiency in assets
Preferred stock:  100,000,000 shares authorized                      --
Common stock:  No par value, 100,000,000 shares authorized;
7,820,525 issued and outstanding                                2,249,197
Deficit accumulated during development stage                     (275,683)
Deficit                                                        (1,899,000)
Accumulated other comprehensive loss                             (258,930)
                                                              -----------
Total deficiency in assets                                       (184,416)
                                                              -----------

Total liabilities and deficiency in assets                    $     1,950
=========================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

======================================================================================================
                                                    Cumulative from
                                                    the Beginning of     Three-Month       Three-Month
                                                    Development          Period ended      Period ended
                                                    Stage (August 1,     October 31,       October 31,
                                                    2002)                2004              2003
------------------------------------------------------------------------------------------------------
EXPENSES
Consulting                                          $      30,771        $      7,500    $       140
License and user fees                                      10,360                --             --
Management fees                                            59,918               7,200          5,515
Office and miscellaneous                                   23,869               1,868          1,376
Professional fees                                         114,608               1,000         13,088
Shareholder communications and investor relations           7,464                --            1,103
Transfer agent and filing fees                             19,107                 130            793
Travel and promotion                                        6,811                 941           --
                                                    -------------        ------------    ------------
Total expenses                                            272,908              18,639         22,015
                                                    -------------        ------------    ------------
Loss before other items                                  (272,908)            (18,639)       (22,015)
                                                    -------------        ------------    ------------
OTHER ITEMS
Costs recovered                                             3,881                --             --
Interest expense                                           (6,079)                (27)          (857)
Write-down of receivables portfolios                      (48,367)               --             --
Gain on settlement of debt                                 46,440              46,440           --
Debt recovery income                                        1,350               1,350           --
                                                    -------------        ------------    ------------
Total other items                                          (2,775)             47,763           (857)
                                                    -------------        ------------    ------------
Income (loss) before income taxes                        (275,683)             29,124        (22,872)

Provision for income taxes                                   --                  --             --
                                                    -------------        ------------    ------------
Net income(loss)                                         (275,683)       $     29,124    $   (22,872)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments                 (258,930)               --             --
                                                    -------------        ------------    ------------
Comprehensive income (loss)                         $    (534,613)       $     29,124    $   (22,872)

=====================================================================================================

Basic and diluted loss per common share                                  $       0.00    $      0.00
=====================================================================================================

Basic and diluted weighted average number
of common shares outstanding                                                7,754,778      5,812,048
=====================================================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

=================================================================================================================
                                                                 Cumulative from
                                                                 the Beginning of    Three-Month      Three-Month
                                                                 Development         Period ended     Period ended
                                                                 Stage (August 1,    October 31,      October 31,
                                                                 2002)               2004             2003
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from operations                                   $  (275,683)     $    29,124      $   (22,872)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities
Write-down of receivables portfolio                                      48,367             --               --
Gain on settlement of debt                                              (46,440)         (46,440)            --
Changes in assets and liabilities
Decrease (increase) in debt receivables                                   5,054            3,761             (132)
(Increase) in prepaid expenses                                           (1,425)            --               --
Increase (decrease) in accounts payable and accrued liabilities          50,377             (925)           3,535
Accrued expenses to related parties                                     108,931             --             19,008
Accrued interest expense on promissory notes payable                      3,022             --                439
Increase in due to related parties                                       11,849           11,849             --
                                                                    -----------      -----------      -----------
Net cash used in operating activities                                   (95,948)          (2,631)             (22)
                                                                    -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash                                        67,540             --               --
Stock subscriptions received in advance                                  30,767             --               --
Proceeds from promissory notes payable                                    9,796             --               --
Repayment of promissory notes payable                                    (4,811)            --               --
Advances from related parties                                            54,376             --               --
Repayments to related parties                                           (10,000)         (10,000)            --
                                                                    -----------      -----------      -----------
Net cash provided by (used in) financing activities                     147,668          (10,000)            --
                                                                    -----------      -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES

Acquisitions of receivables portfolios                                  (76,171)            --               --
Collections of receivables portfolios                                    24,139             --               --
                                                                    -----------      -----------      -----------
Net cash used in investing activities                                   (52,032)            --               --
                                                                    -----------      -----------      -----------
Effect of foreign currency translation                                      364             --               --
                                                                    -----------      -----------      -----------
Change in cash and cash equivalents during period                            52          (12,631)             (22)

Cash and cash equivalents beginning of the period                           436           13,119               54
                                                                    -----------      -----------      -----------

Cash and cash equivalents end of the period                         $       488      $       488      $        32
=================================================================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Unaudited)
================================================================================

1.   NATURE AND CONTINUANCE OF OPERATIONS

     Bravo Resource Partners Ltd. (Company) was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange ("TSX-V") Policy 2.5, the Company was transferred to the NEX board. It was previously designated a TSX Venture inactive issuer, however, the Company discontinued operations and is now considered to be in the development stage. Prior to becoming inactive, Bravo Resources Partners Ltd. was engaged in the acquisition, exploration, and development of mineral properties, and briefly sought a business opportunity in the consumer debt portfolio industry. The Company now seeks to become active through a merger with a business of merit or the acquisition of assets whereby it can become active and profitable.

     The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with accounting principles generally accepted by the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ending October 31, 2004, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2005.

     Bravo Resource Partners Ltd's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the acCompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company's operations. Without realization of additional capital, it would be unlikely for us to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financing.

     These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company unable to continue operations.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Minera Oro Bravo S.A., a Company incorporated in Costa Rica, and Minera Oro Bravo Mexico, S.A. de C.V., a Company incorporated in Mexico. Significant inter-company balances and transactions were eliminated upon consolidation.

     Fair Value of Financial Instruments
     Cash, receivables, accounts payable, debt, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

     Cash and Cash Equivalents
     Cash and cash equivalents consist of time deposits and all liquid instruments (including overnight repurchase agreements with a bank) with maturities of three months or less. BRAVO RESOURCE PARTNERS LTD. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2004 (Unaudited)

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Unaudited)
================================================================================


2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

     Foreign currency translation
     Assets and liabilities originating from the Company's Canadian activities have been translated into U.S. dollars using year-end or historical exchange rates. Income and expenses from the Company's Canadian activities have been translated using the average exchange rates for the applicable reporting period. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of deficiency in assets.

     Income Taxes
     Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences in events that have been recognized in our financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

     As of the time of this filing, it is known that there will be a reported net loss for the fiscal year, therefore, no provision for income taxes has been made for the quarter.

     Income Tax Credits
     Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

     Basic and Diluted Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during each period. We use the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method the dilutive effect on income (loss) per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As of October 31, 2004, there are no outstanding warrants, dilutive or anti-dilutive issued.

     Reclassifications
     Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

     Currency Risk
     Bravo Resource Partners Ltd is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of these risks. We do not use derivative instruments to reduce our exposure to foreign currency risk.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Unaudited)
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Recent Pronouncements
     In November 2004, the FASB issued FAS 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

     In December 2004, the FASB issued FAS 152 "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67." This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.

     In December 2004, the FASB issued FAS 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set if high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. The accounting for nonmonetary exchanges was identified as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in IAS 16, Property, Plant and Equipment, and IAS 38, Intangible Assets. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.

     In December 2003, the FASB issued FIN 46(R) "Consolidation of Variable Interest Entities, and interpretation of ARB No. 51" which supersedes FIN
     46. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The FASB believes that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Please refer to FIN 46(R) for various effective dates.

     The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

3.   RECEIVABLES PORTFOLIOS

     During the prior fiscal year, the Company acquired receivables portfolios, consisting of aged consumer debt, at a total cost of $103,906, including $13,440 paid to State Financial Holdings, Inc., a Company controlled by a director of the Company. The receivables portfolio was originally valued at cost. The receivables were acquired pursuant to a January 2004 letter of intent with State Financial Holdings, Inc. to service the portfolios purchased by State Financial Holdings, Inc., and pursuant to an April 2004 agreement with State Financial Holdings, Inc. to jointly purchase a consumer debt portfolio. Pursuant to the January BRAVO RESOURCE PARTNERS LTD. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS OCTOBER 31, 2004 (Unaudited)

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Unaudited)
================================================================================


3.   RECEIVABLES PORTFOLIOS (cont'd...)

     2004 letter of intent, Bravo Resource Partners Ltd agreed to pay State Financial Holdings, Inc., the first $60,000 (CND$77,745) recovered and will retain the remainder of any amounts recovered. Pursuant to the April 2004 joint purchase agreement, the Company will retain any amounts collected and will pay State Financial Holdings, Inc., its investment in the portfolio of $10,000 (CND$13,419).

     As of July 31, 2004, the Company collected $32,928 of the receivables portfolios. Due to uncertainty of collectibility, the management decided to write-down the portfolios by $65,978 to $5,000. The Company also determined that the likelihood of successful recovery against individual debtors does not justify expending the litigation costs and expenses involved in pursuing legal action to recover.

     On October 18, 2004, Bravo satisfied the obligation to State Financial Holdings, Inc., by assigning the remaining debt portfolios to State Financial Holdings, Inc., in exchange for release of the remaining obligations including interests. The Company will retain the right to receive all debtor payments currently being made under agreements with those debtors.

4.   RELATED PARTY TRANSACTIONS

     During the period ended October 31, 2004, the Company entered into the following related party transactions:

     The Company accrued $7,965 (2003 - $5,515) to a director of the Company for management fees.

     The Company has amounts of $96,673 due to directors, former directors and officers for services provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured and have no specific terms of repayment. Interest will be imputed on the advances in the future but it has not been accrued for the quarter due to immateriality. The mount of $96,673 due to related party transactions is inclusive of the $7,965 accruals (stated above) to a director of the Company as payment for management fees.

5.   CAPITAL STOCK

     Other Share Transactions

     On August 17, 2004 the Company issued 89,011 units at a price of $0.11235 per unit for a total of $10,000, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25CND until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

     Subsequently, at the same date, the Company issued 52,939 units at a price of $0.11428 per unit for a total of $6,050, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25CND until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

     Moreover, the Company issued an additional 100,000 units at a price of $0.15 per unit for a total of $15,000, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25 until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004
(Unaudited)
================================================================================


     On November 2, 2004, the Company announced that on October 27, 2004, the Company negotiated a $50,000 private placement, consisting of 500,000 restricted common shares at a price of $0.10 per share. This private placement is subject to TSX Venture Exchange and other applicable regulatory approvals. As of October 31, 2004, these shares had not been issued.

     On November 2, 2004, the Company announced that on October 28, 2004, they entered into an agreement to issue 1,500,000 restricted common shares of stock to The Bridge Group, Inc., a Nevada corporation, in exchange for consulting, financial, and marketing services to be provided by The Bridge Group, Inc. In return, Bravo agreed to issue 1,500,000 shares of restricted common stock to the Bridge Group, payable as follows: 500,000 shares on October 28, 2004 (by mutual agreement, issued February 7, 2005); 500,000 shares when our common stock is listed on the OTC Bulletin Board; and 500,000 shares when Bravo (by mutual agreement, issued February 7, 2005) acquires another Company.

6.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     =====================================================================

                                                            2004     2003
     ---------------------------------------------------------------------

     Interest received                                     $-0-      $-0-

     Cash paid during the period for income taxes           -0-       -0-

     Cash paid during the period for interest               -0-       -0-
     =====================================================================

     The following non-cash transactions occurred during the quarter ended October 31, 2004:

         Satisfaction of debt to related party
         via assignment of debt portfolios                        $10,000

7.   SEGMENTED INFORMATION

     All of our identifiable assets are located in the United States.

8.   SUBSEQUENT EVENTS

     On December 13, 2004, the Company finalized a consulting agreement with Asset Solutions (Hong Kong) Ltd., for consulting and financial services rendered and forthcoming. The Company issued 376,809 restricted common shares in satisfaction of the current obligation to Asset Solutions (Hong
     Kong) Ltd. in the amount of $39,542 owed at an average of $0.104939 per share. Asset Solutions (Hong Kong) Ltd. provides consulting services under a forty-month contract to assist the Company in its efforts to become active.

     On June 24, 2005, the Company entered into an Asset Acquisition Agreement with Alpine Pictures, Inc., a California corporation, to purchase duplicating, editing, and graphics equipment for use in the creation, production, and editing of movies, films, and advertisements. Mr. Mark Savoy, a director of the Company since 2004, is also a director of Alpine Pictures, Inc. Mr. Carter, President and a director of the Company since 2003, is a stockholder of both companies. Alpine Pictures, Inc. is an independent production Company and foreign sales Company specializing in theatrical entertainment product. Pursuant to the terms of the Asset Purchase Agreement, the Company executed a promissory note in favor of Alpine Pictures, Inc., in the amount of two hundred eleven thousand, seven hundred and seventeen dollars ($211,717) payable in full on or before June 27, 2006, bearing annual interest of 8%.

     On June 27, 2005, the Company closed the Asset Acquisition Agreement with Alpine Pictures, Inc., and acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and production of media productions.

     By this acquisition and the operation of the newly acquired assets, the Company has become active in the film editing and multi-media productions including film, movie, and advertising productions.

     On June 24, 2005, the Company received approval from the TSX Venture Exchange to issue shares in satisfaction of debt to Asset Solutions (Hong
     Kong) Limited. Pursuant to the approval, the Company will issue 295,807 shares in satisfaction of debt in the amount of $15,000 owed.

            NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We were incorporated under the laws of the Province of British Columbia on November 14, 1986, under the name Bravo Resources Inc. On May 6, 1994, Bravo Resources, Inc changed its business name to Oro Bravo Resources Ltd. After almost six (6) years of operation, we decided to move our corporate domicile to the Yukon Territory in British Colombia, Canada and subsequently change the business name to the now Bravo Resource Partners Ltd.

Between November 1986 and July 2002, we were engaged in the acquisition, exploration and development of mineral properties. During this period, our principal mineral properties were the Mamu/Bravo claim group in the Watson Lake Mining District, Yukon Territory, the Rio Nuevo Placer Concession located in Costa Rica, and the Oaxaca Concessions located in Mexico. In July 2002, we decided to discontinue the mining operations in those locations.

We have two wholly-owned subsidiary companies named, Minera Oro Bravo S.A., a Company incorporated in Costa Rica, and Minera Oro Bravo Mexico S.A. de C.V., a Company incorporated in Mexico. Both of these subsidiaries have been inactive since we discontinued our mining operations in July 2002.

Since May 2002, we have been inactive. In July 2003, we moved our offices from Vancouver, BC, to Denver, Colorado.

We do not have a website.

In January 2004, we signed a letter of intent with State Financial Holdings, Inc., a Company owned by Ernest Staggs, a director of the Company, to provide debt recovery services for consumer and commercial debt portfolios held by State Financial. Pursuant to the letter of intent, we agreed to pay State Financial the first $60,000 recovered and we would retain the remainder of any amounts recovered.

In April 2004, we and State Financial Holdings jointly purchased a consumer debt portfolio with a face value of approximately $465,000. Pursuant to an agreement with State Financial Holdings, we would retain any amounts collected from consumers whose debts were in the portfolio and would pay State Financial Holdings its investment in the portfolio of $10,000 with ten percent interest.

In October 2004, we assigned all remaining amounts in our debt portfolios to State Financial Holdings in exchange for the release of all of our remaining obligations to State Financial Holdings.

We earned revenues of $1,350 from the collection of debts from the debt portfolio.

In October 2004 we entered into a Stock Purchase Agreement and a Consulting Agreement with the Bridge Group, Inc. The Bridge Group is a privately-held corporation and is controlled by Michael Douglas. The Stock Purchase Agreement provides that we will sell 500,000 shares of restricted common stock to the Bridge Group for $50,000. The $50,000 is to be paid in a series of installments, with the last payment due on May 1, 2005. The Bridge Group made all payments required by the Stock Purchase Agreement.

The Consulting Agreement provides that the Bridge Group will consult with us in the areas of financial and marketing services. In return, we agreed to issue 1,500,000 shares of our common stock to the Bridge Group, payable as follows:
500,000 shares on October 28, 2004 (by mutual agreement, issued February 7,
2005); 500,000 shares when our common stock is listed on the OTC Bulletin Board; and 500,000 shares when we acquire another Company.

During the three months ended October 31, 2004, our only use of cash was to fund operating activity. During this period, operations used $2,631 in cash. We satisfied cash requirements during this period with cash on hand at the beginning of the period.

We do not have any available credit, bank financing or other external sources of liquidity. Due to historical operating losses, operations have not been a source of liquidity. In order to obtain capital and to satisfy our cash needs for the next twelve months, we may need to sell additional shares of common stock or borrow funds from private lenders. We are seeking a merger candidate with sufficient working capital and assets to provide adequate liquidity to pay for ongoing expenses. There can be no assurance that we will be successful in obtaining additional funding to meet our cash needs for the next twelve months.

Following is our plan of operations for the next twelve months:

1. Solidify our business relationship with our extensive contacts in the entertainment industry. At present, we are in the development stage of the plan. No extensive product research and development is expected to be performed over the term of the plan.

2. As of October 31, 2004, we are not anticipating any purchase or sale of plant or significant equipment.

3 We do not expect to have additional employees at this point. Our only employee was our president, Tyrone R. Carter. He is compensated through management fees that are being accrued.

Item 3. Controls and Procedures

Tyrone R. Carter, our Chief Executive Officer, and Ernest Staggs, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion, disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are not involved in any legal proceedings at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended October 31, 2004, we issued stocks as follows:

     o On August 17, 2004, we issued 89,011 units at a price of $0.11235 per unit for a total of $10,000, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25CND until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

     o On the same date, we issued 52,939 units at a price of $0.11428 per unit for a total of $6,050, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25CND until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

     o Moreover, we issued an additional 100,000 units at a price of $0.15 per unit ($15,000), each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.25CND until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

     o On November 2, 2004, we announced that on October 27, 2004, we negotiated a $50,000 private placement, consisting of 500,000 restricted common shares at a price of $0.10 per share. This private placement is subject to TSX Venture Exchange and other applicable regulatory approvals.

     o On November 2, 2004, we announced that on October 28, 2004, we entered into an agreement to issue 1,500,000 restricted common shares of stock to The Bridge Group, Inc., a Nevada corporation, in exchange for consulting, financial, and marketing services to be provided by The Bridge Group, Inc. The 500,000 shares were issued as the first part of the issuance under the Consulting Agreement after approval by the TSX Venture Exchange on February 7, 2005, by mutual agreement.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors. Each person had access to the same kind of information that would be available in a registration statement, including information available on the website maintained by the Securities and Exchange Commission. The persons who acquired these shares acquired the shares for their own accounts. The certificates representing the shares of common stock bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of 1933, or pursuant to an applicable exemption from registration. The shares are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are filed with this report:

         Number                               Description
         ------                      -------------------------------------
         31.1                        Rule 13a-14(a)15d-14(a) certification
         31.2                        Rule 13a-14(a)15d-14(a) certification
         32                          Section 1350 certifications

During the three months ended October 31, 2004, we did not file any reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BRAVO RESOURCE PARTNERS LTD.
                                 (Registrant)



   Date: December 9, 2005        By:  /s/ Tyrone R. Carter
         --------------------         --------------------------------------
                                      Tyrone R. Carter, President and Chief
                                      Executive Officer


   Date: December 9, 2005        By:  /s/ Ernest Staggs
        ---------------------         --------------------------------------
                                      Ernest Staggs, Principal
                                      Financial and Accounting Officer