Form 10QSB
period 2005-01-31
BRAVO RESOURCE PARTNERS LTD
filed 2005-12-09
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[a] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2005

                                       or

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


As of December 9, 2005, Bravo Resource Partners Ltd had 9,607,470 issued and outstanding shares of common stock.

Transitional Small Business Disclosure format (check one)     YES [ ]    NO [X]

                         PART I - FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS




                          BRAVO RESOURCE PARTNERS LTD.


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                JANUARY 31, 2005

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

=============================================================================
                                                                 January 31,
                                                                    2005
-----------------------------------------------------------------------------


ASSETS

Current
Cash and cash equivalents                                            $ 2,598
Prepaid expenses                                                       1,462
Deferred taxes, less allowance of $503,568                                -
                                                                          -

Total assets                                                         $ 4,060
=============================================================================


LIABILITIES AND DEFICIENCY IN ASSETS

Current
Accounts payable and accrued liabilities                            $ 58,546
Due to related party                                                108,899
                                                                    -------

Total current liabilities                                           167,445
                                                                    -------

Commitments and contingencies (Notes 1, 5, 8)

Deficiency in assets
Preferred stock:  100,000,000 shares authorized
Common stock:  No par value, 100,000,000 shares authorized;
8,197,344 issued and outstanding                                   2,279,197
Share subscription received in advance                                31,000
Deficit accumulated during development stage                        (315,652)
Deficit                                                           (1,899,000)
Accumulated other comprehensive loss                                (258,930)
                                                                    ---------

Total deficiency in assets                                          (163,385)
                                                                    ---------

Total liabilities and deficiency in assets                           $ 4,060
=============================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

====================================================================================================================
                                            Cumulative from
                                            the Beginning
                                            of Development Three-Month    Three-Month    Six-Month      Six-Month
                                            Stage          Period ended   Period ended   Period ended   Period ended
                                            (August 1,     January 31,    January 31,    January 31,    January 31,
                                             2002)         2005           2004           2005           2004
-------------------------------------------------------------------------------------------------------------------
EXPENSES
Consulting                                  $    30,771    $      --      $      --      $     7,500    $       144
License and user fees                            11,480          1,120          1,462          1,120          1,462
Management fees                                  67,118          7,200         23,057         14,400         28,698
Office and miscellaneous                         25,397          1,528          5,930          3,396          7,338
Professional fees                               142,504         27,896         32,566         28,896         45,952
Shareholder communications and
Investor relations                                8,227            763          1,424            763          2,552
Transfer agent and filing fees                   19,922            815          6,237            945          7,049
Travel and promotion                              7,922          1,111          2,543          2,052          2,541
                                            -----------    -----------    -----------    -----------    -----------

Total expenses                                  313,341         40,433         73,219         59,072         95,736
                                            -----------    -----------    -----------    -----------    -----------

Loss before other items                        (313,341)       (40,433)       (73,219)       (59,072)       (95,736)
                                            -----------    -----------    -----------    -----------    -----------

OTHER ITEMS
Costs recovered                                   3,881           --             --             --             --
Interest expense                                 (6,079)          --              (66)           (27)          (942)
Write-down of receivables portfolios            (48,367)          --             --             --             --
Gain on settlement of debt                       46,440           --              702         46,440            702
Debt recovery income                              1,814            464           --            1,814           --
                                            -----------    -----------    -----------    -----------    -----------

Total other items                                (2,311)           464            636         48,227           (240)
                                            -----------    -----------    -----------    -----------    -----------

Loss before income taxes                       (315,652)       (39,969)       (72,583)       (10,845)       (95,976)
Provision for income taxes                         --             --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Net loss                                       (315,652)   $   (39,969)   $   (72,583)   $   (10,845)   $   (95,976)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments       (258,930)          --             --             --             --
                                            -----------    -----------    -----------    -----------    -----------

Comprehensive loss                          $  (574,582)   $   (39,969)   $   (72,583)   $   (10,845)   $   (95,976)
===================================================================================================================

Basic and diluted loss per common share                    $     (0.00)   $     (0.01)   $     (0.00)   $     (0.02)
===================================================================================================================

Basic and diluted weighted average number
of common shares outstanding                                 8,037,600      5,736,495      7,896,189      5,774,272
===================================================================================================================


                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

======================================================================================================
                                                                   Cumulative
                                                                   from the
                                                                   Beginning
                                                                   of           Six-Month    Six-Month
                                                                   Development  Period       Period
                                                                   Stage        ended        ended
                                                                   (August 1,   January      January
                                                                   2002)        31, 2005     31, 2004
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations                                           $(315,652)   $ (10,845)   $ (95,976)
Adjustments to reconcile net (loss) to net cash used in
operating activities
Write-down of (increase) in receivables portfolio                     48,367         --           (828)
Gain on settlement of debt                                           (46,440)     (46,440)        --
Changes in assets and liabilities
Decrease in other receivables                                          5,054        3,761         --
(Increase) in prepaid expenses                                        (1,425)        --         (7,756)
Increase (decrease) in accounts payable and accrued liabilities       50,406         (896)      (5,830)
Increase in accrued expenses to related parties                      108,931         --         76,229
Increase in accrued interest expense on promissory notes payable       3,022         --            449
Increase in due to related parties                                    22,899       22,899         --
                                                                   ---------    ---------    ---------

Net cash used in operating activities                               (124,838)     (31,521)     (33,712)
                                                                   ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash                                     67,540         --           --
Stock subscriptions received in advance                               61,767       31,000       54,450
Proceeds from promissory notes payable                                 9,796         --           --
Repayments of promissory notes payable                                (4,811)        --         (4,937)
Advances from related parties                                         54,376         --           --
Repayments to related parties                                        (10,000)     (10,000)        --
                                                                   ---------    ---------    ---------

Net cash provided by financing activities                            178,668       21,000       49,513
                                                                   ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of receivable portfolios                                (76,171)        --           --
Collections of receivable portfolios                                  24,139         --           --
                                                                   ---------    ---------    ---------

Net cash used by investing activities                                (52,032)        --           --
                                                                   ---------    ---------    ---------

Effect of foreign currency translation                                   364         --           --
                                                                   ---------    ---------    ---------

Change in cash and cash equivalents during period                      2,162      (10,521)      15,801

Cash and cash equivalents beginning of the period                        436       13,119           56
                                                                   ---------    ---------    ---------

Cash and cash equivalents end of the period                        $   2,598    $   2,598    $  15,857
======================================================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005
(Unaudited)
================================================================================

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

     The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with accounting principles generally accepted by the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2005, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2005.

     Bravo Resource Partners Ltd's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the acompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company's operations. Without realization of additional capital, it would be unlikely for us to continue as a going concern. It is the management's plan in this regard to obtain additional working capital through equity financing.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005
(Unaudited)
================================================================================

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

     Basic and Diluted Net Income (Loss) Per Share
     Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during each period. We use the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method the dilutive effect on income (loss) per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. As of January 31, 2004, there are no outstanding warrants, dilutive or anti-dilutive issued.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005
(Unaudited)
================================================================================

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005
(Unaudited)
================================================================================

3.   RELATED PARTY TRANSACTIONS

     During the six-month period ended January 31, 2005, Bravo entered into the following related party transactions:

     The Company accrued $4,615 in professional accounting fees to an officer of the Company.

     The Company accrued $14,400 to a director of the Company for management fees.

     The Company has amounts of $108,899 due to directors, former directors and officers for services provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured and have no specific terms of repayment. Interest will be imputed on the advances in the future but it has not been accrued for the quarter due to immateriality. The amount of $108,899 is inclusive of all payments or accruals stated above.

4.   CAPITAL STOCK

     Share issuances
     The following shares were issued during the three-month period ended January 31, 2005:

     On December 9, 2004, the Company issued 376,809 restricted common shares in satisfaction of a current obligation to Asset Solutions (Hong Kong) Ltd. for consulting services in the amount of $30,000 based on an average price per share of $0.07962.

5.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     =====================================================================

                                                            2005     2004
     ---------------------------------------------------------------------

     Interest received                                     $-0-      $-0-

     Cash paid during the period for income taxes           -0-       -0-

     Cash paid during the period for interest               -0-       -0-
     =====================================================================


6.   SEGMENTED INFORMATION

     All of our identifiable assets are located in the United States.

7.   SUBSEQUENT EVENTS

     In addition to the foregoing transactions, Bravo had the following subsequent events:

     On June 24, 2005, the Company entered into an Asset Acquisition Agreement with Alpine Pictures, Inc., a California corporation, to purchase duplicating, editing, and graphics equipment for use in the creation, production, and editing of movies, films, and advertisements. Mr. Mark Savoy, a director of the Company since 2004, is also a director of Alpine Pictures, Inc. Mr. Carter, President and a director of the Company since 2003, is a stockholder of both companies. Alpine Pictures, Inc. is an independent production Company and foreign sales Company specializing in theatrical entertainment product. Pursuant to the terms of the Asset Purchase Agreement, the Company executed a promissory note in favor of Alpine Pictures, Inc. in the amount of two hundred eleven thousand, seven hundred and seventeen dollars ($211,717) payable in full on or before June 27, 2006 bearing an annual interest of 8%.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005
(Unaudited)
================================================================================

7.   SUBSEQUENT EVENTS (Cont.)

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

     On June 24, 2005, the Company received an approval from the TSX Venture Exchange to issue shares in satisfaction of debt to Asset Solutions (Hong
     Kong) Limited. Pursuant to the approval, the Company will issue 295,807 shares in satisfaction of debt in the amount of $15,000 owed at an average of $0.0507 per share.

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

In April 2004, the Company and State Financial Holdings jointly purchased a consumer debt portfolio with a face value of approximately $465,000.00 at a purchase price of $22,131.57. Pursuant to an agreement with State Financial Holdings, we would retain any amounts collected from consumers whose debts were in the portfolio and we would pay State Financial Holdings its investment in the portfolio ($10,000) with ten percent interest.

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

During the three months ended January 31, 2005, our only use of cash was to fund operating losses. During this period, our net cash used by operating activities was $28,890. We satisfied our cash requirements during this period through the sale of common stock and from unsecured loans.

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

2. As of January 31, 2005, we are not anticipating any purchase or sale of plant or significant equipment.

3. We do not expect to have additional employees at this point. Our only employee was our president, Tyrone R. Carter. He is compensated through management fees that are being accrued.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     During the three months ended January 31, 2005, we issued stocks as follows:

     o On December 9, 2004, we issued 376,809 common shares in satisfaction of a current obligation to Asset Solutions (Hong Kong) Ltd. for consulting services in the amount of $30,000 based on an average price per share of $0.07962.

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

     None.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     None

     The following exhibits are filed with this report:

              Number              Description

              31.1                Rule 13a-14(a)15d-14(a) certification
              31.2                Rule 13a-14(a)15d-14(a) certification
              32                  Section 1350 certifications

During the three months ended January 31, 2005, we did not file any reports on Form 8-K.

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