Form 10QSB
period 2005-04-30
BRAVO RESOURCE PARTNERS LTD
filed 2005-12-09
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2005

                                      or

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


                                 APRIL 30, 2005

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

=========================================================================
                                                              April 30,
                                                                2005
-------------------------------------------------------------------------



ASSETS
Current
Cash and cash equivalents                                     $     1,479
Prepaid expenses                                                    1,462
Deferred taxes, less allowance of $518,062                           --
                                                              -----------
Total assets                                                  $     2,941
=========================================================================



LIABILITIES AND DEFICIENCY IN ASSETS
Current
Accounts payable and accrued liabilities                      $    81,661
Other payables                                                        361
Due to related party                                              116,099
                                                              -----------

Total current liabilities                                         198,121
                                                              -----------

Commitments and contingencies (Notes 1, 5, 8)

Deficiency in assets
Preferred stock:  100,000,000 shares authorized
Common stock:  No par value, 100,000,000 shares authorized;
9,197,334 issued and outstanding                                2,329,197
Stock subscription receivable                                      (5,500)
Deficit accumulated during development stage                     (360,947)
Deficit                                                        (1,899,000)
Accumulated other comprehensive loss                             (258,930)
                                                              -----------

Total deficiency in assets                                       (195,180)
                                                              -----------

Total liabilities and deficiency in assets                    $     2,941
=========================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

============================================================================================================================
                                                 Cumulative from
                                                 the Beginning     Three-Month    Three-Month    Nine-Month     Nine-Month
                                                 of  Development   Period ended   Period ended   Period ended   Period ended
                                                 Stage (August 1,  April 30,      April 30,      April 30,      April 30,
                                                 2002)             2005           2004           2005           2004
--------------------------------------------------------------------------------------------------------------------------
EXPENSES
Consulting                                          $    43,271    $    12,500    $      --      $    20,000    $       191
License and user fees                                    13,582          2,102            762          3,222          2,262
Management fees                                          74,318          7,200         10,000         21,600         38,759
Office and miscellaneous                                 27,957          2,560         10,576          5,956         27,812
Professional fees                                       153,546         11,042          7,680         39,938         63,958
Shareholder communications and Investor relations         8,924            697            331          1,460          1,386
Transfer agent and filing fees                           26,263          6,341            225          7,286          4,847
Travel and promotion                                     11,024          3,102            438          5,154          3,196
                                                    -----------    -----------    -----------    -----------    -----------

Total expenses                                          358,885         45,544         30,012        104,616        142,411
                                                    -----------    -----------    -----------    -----------    -----------

Loss before other items                                (358,885)       (45,544)       (30,012)      (104,616)      (142,411)
                                                    -----------    -----------    -----------    -----------    -----------

OTHER ITEMS
Costs recovered                                           3,881           --             --             --             --
Interest expense                                         (6,079)          --             (443)           (27)        (1,457)
Write-down of receivables portfolios                    (48,367)          --             --             --             --
Gain on settlement of debt                               46,440           --            5,294         46,440          5,294
Debt recovery income                                      2,063            249           --            2,063           --
                                                    -----------    -----------    -----------    -----------    -----------

Total other items                                        (2,062)           249          4,851         48,476          3,837
                                                    -----------    -----------    -----------    -----------    -----------

Loss before income taxes                               (360,947)       (45,295)       (25,161)       (56,140)      (138,574)
Provision for income taxes                                 --             --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------
Net loss                                               (360,947)   $   (45,295)   $   (25,161)   $   (56,140)   $  (138,574)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments               (258,930)          --             --             --             --
                                                    -----------    -----------    -----------    -----------    -----------

Comprehensive loss                                  $  (619,877)   $   (45,295)   $   (25,161)   $   (56,140)   $  (138,574)

============================================================================================================================

Basic and diluted loss per common share                            $      0.00    $      0.00    $     (0.01)   $     (0.02)
============================================================================================================================

Basic and diluted weighted average number
of common shares outstanding                                         9,118,682      7,123,901      8,294,731      6,217,580
============================================================================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


=====================================================================================================================
                                                                   Cumulative from
                                                                   the Beginning       Nine-Month        Nine-Month
                                                                   of Development      Period ended      Period ended
                                                                   Stage (August 1,    April1 30,        April1 30,
                                                                   2002)               2005              2004
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations                                             $   (360,947)     $    (56,140)     $   (138,574)
Adjustments to reconcile net loss to net cash used in
operating activities
Write-down of (increase in) receivables portfolio                          48,367              --             (81,507)
Gain on settlement of debt                                                (46,440)          (46,440)             --
Changes in assets and liabilities
(Increase) in other receivables                                             5,054             3,761              --
(Increase) decrease in prepaid expenses                                    (1,425)             --              (1,462)
Increase (decrease) in accounts payable and accrued liabilities            73,882            22,580            (6,312)
Increase in accrued expenses to related parties                           108,931              --              76,229
Increase in accrued interest expense on promissory notes payable            3,022              --                 449
Increase (decrease) in due to related parties                              30,099            30,099            (1,880)
                                                                     ------------      ------------      ------------
Net cash used in operating activities                                    (139,457)          (46,140)         (153,057)
                                                                     ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash                                          81,040            13,500              --
Stock subscriptions received in advance                                    61,767            31,000            85,309
Proceeds from promissory notes payable                                      9,796              --                --
Repayments of promissory notes payable                                     (4,811)             --              (4,936)
Advances from related parties                                              54,376              --                --
Repayments to related parties                                             (10,000)          (10,000)             --
                                                                     ------------      ------------      ------------

Net cash provided by financing activities                                 192,168            34,500            80,373
                                                                     ------------      ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES

Acquisitions of receivable portfolio                                      (76,171)             --                --
Collections of receivable portfolio                                        24,139              --                --
                                                                     ------------      ------------      ------------

Net cash used by investing activities                                     (52,032)             --                --
                                                                     ------------      ------------      ------------

Effect of foreign currency translation                                        364              --                --
                                                                     ------------      ------------      ------------

Change in cash and cash equivalents during period                           1,043           (11,640)          (72,684)

Cash and cash equivalents beginning of the period                             436            13,119                56
                                                                     ------------      ------------      ------------

Cash and cash equivalents end of the period                          $      1,479      $      1,479      $    (72,628)
=====================================================================================================================

                 See notes to consolidated financial statements

BRAVO RESOURCE PARTNERS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)
================================================================================

1.   NATURE AND CONTINUANCE OF OPERATIONS

     Bravo Resource Partners Ltd. (Company) was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange ("TSX-V") Policy 2.5, the Company was transferred to the NEX board. It was previously designated a TSX Venture inactive issuer, however, the Company discontinued operations and is considered to be in the development stage. Prior to becoming inactive, Bravo Resources Partners Ltd. was engaged in the acquisition, exploration, and development of mineral properties, and briefly sought a business opportunity in the consumer debt portfolio industry. The Company now seeks to become active through a merger with a business of merit or the acquisition of assets whereby it can become active and profitable.

     The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with accounting principles generally accepted by the United States for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ending April 30, 2005, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2005.

     Bravo Resource Partners Ltd's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the acCompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company had used, rather than provided, cash in the Company's operations. Without realization of additional capital, it would be unlikely for us to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financing.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)
================================================================================


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

     Basic and Diluted Net Loss Per Share
     Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. We use the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. For the periods presented, this calculation proved to be anti-dilutive. As of April 30, 2004, there are no outstanding warrants, dilutive or anti-dilutive issued.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)
================================================================================

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)
================================================================================

3.   RECEIVABLES PORTFOLIOS

     During the prior fiscal year, the Company acquired receivables portfolios, consisting of aged consumer debt, at a total cost of $103,906, including $13,440 paid to State Financial Holdings, Inc., a Company controlled by a director of the Company. The receivables portfolio was originally valued at cost. The receivables were acquired pursuant to a January 2004 letter of intent with State Financial Holdings, Inc., to service the portfolios purchased by State Financial Holdings, Inc. and pursuant to an April 2004 agreement with State Financial Holdings, Inc., to jointly purchase a consumer debt portfolio. Pursuant to the January 2004 letter of intent, Bravo Resource Partners Ltd agreed to pay State Financial Holdings, Inc., the first $60,000 (CND$77,745) recovered and will retain the remainder of any amounts recovered. Pursuant to the April 2004 joint purchase agreement, the Company will retain any amounts collected and will pay State Financial Holdings, Inc., its investment in the portfolio of $10,000 (CND$13,419).

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

     On October 18, 2004, the Company satisfied the obligation to State Financial Holdings, Inc., by assigning the remaining debt portfolios to State Financial Holdings, Inc., in exchange for release of the remaining obligations. We will retain the right to receive all debtor payments currently being made under agreements with those debtors.

4.   RELATED PARTY TRANSACTIONS

     During nine-month period ended April 30, 2005, we entered into the following related party transactions:

          The Company accrued $21,600 to a director of the Company for management fees.

          The Company accrued $4,615 in professional accounting fees to an officer of the Company.

          The Company has amounts of $116,099 due to directors, former directors and officers for services, provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured and have no specific terms of repayment. Interest will be imputed on the advances in the future but it has not been accrued for the quarter due to immateriality. The total amount of $116,099 is inclusive of all payments or accrued stated above.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)
================================================================================


5.   CAPITAL STOCK

The following schedule sets forth the share issuances for the three-month period ended April 30, 2005:

We had no share subscriptions during the three-month period ending April 30, 2005.

On February 7, 2005 we issued 1,000,000 shares of common stock to The Bridge Group Inc. pursuant to the stock purchase agreement and the consulting agreement with the Bridge Group, 500,000 shares of restricted common stock were issued in exchange for $50,000 which is to be paid in a series of installments, with the last payment due on May 1, 2005.

500,000 shares of restricted common stock were issued under the consulting agreement which provides that the Bridge Group will consult with us in the areas of financial and marketing services. Under this agreement, we agreed to issue a total of 1,500,00 restricted shares of common stock to the Bridge Group, payable as follows: 500,000 restricted shares on October 28, 2004 (by mutual agreement, issued February 7, 2005); 500,000 shares when our common stock is listed on the OTC Bulletin Board; and 500,000 shares when we acquire another company. By mutual consent the first increment was issued February 2, 2005, and was recorded based on an average price per share of $0.10.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005
(Unaudited)
================================================================================


6.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

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

8.   SUBSEQUENT EVENTS

     On June 24, 2005, the Company entered into an Asset Acquisition Agreement with Alpine Pictures, Inc., a California corporation, to purchase duplicating, editing, and graphics equipment for use in the creation, production, and editing of movies, films, and advertisements. Mr. Mark Savoy, a director of the Company since 2004, is also a director of Alpine Pictures, Inc. Mr. Carter, President and a director of the Company since 2003, is a stockholder of both companies. Alpine Pictures, Inc. is an independent production Company and foreign sales Company specializing in theatrical entertainment products. Pursuant to the terms of the Asset Purchase Agreement, the Company executed a promissory note in favor of Alpine Pictures, Inc., in the amount of two hundred eleven thousand, seven hundred and seventeen dollars ($211,717) payable in full on or before June 27, 2006 bearing an annual interest of 8%.

     On June 27, 2005, Bravo closed the Asset Acquisition Agreement with Alpine Pictures, Inc., and acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and production of media productions.

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

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC may be accessed at the SEC's Web site, www.sec.gov

Item2. Management Discussion and Analysis or Plan of Operation.

We were incorporated under the laws of the Province of British Columbia on November 14, 1986, under the name Bravo Resources Inc. On May 6, 1994, Bravo Resources, Inc changed our business name to Oro Bravo Resources Ltd. After almost six (6) years of operation, we decided to move our corporate domicile to the Yukon Territory in British Colombia, Canada and subsequently change the business name to the now Bravo Resource Partners Ltd.

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

We have two wholly-owned subsidiaries, Minera Oro Bravo S.A., a Company incorporated in Costa Rica, and Minera Oro Bravo Mexico S.A. de C.V., a Company incorporated in Mexico. Both of these subsidiaries have been inactive since we discontinued mining operations in July 2002.

Since May 2002, we have been inactive. In July 2003, we moved our offices from Vancouver, BC, to Denver, Colorado.

We do not have a website.

In January 2004, we signed a letter of intent with State Financial Holdings, Inc., a Company owned by Ernest Staggs, a director of Bravo, to provide debt recovery services for consumer and commercial debt portfolios held by State Financial. Pursuant to the letter of intent, we agreed to pay State Financial the first $60,000 recovered and we would retain the remainder of any amounts recovered.

In April 2004, Bravo and State Financial Holdings jointly purchased a consumer debt portfolio with a face value of approximately $465,000 at a purchase price of $22,131. Pursuant to an agreement with State Financial Holdings, we would retain any amounts collected from consumers whose debts were in the portfolio and we would pay State Financial Holdings its investment in the portfolio of $10,000 with ten percent interest.

In October 2004, we assigned all remaining amounts in our debt portfolios to State Financial Holdings in exchange for the release of all of our remaining obligations to State Financial Holdings.

We earned revenues of $1,350 from the collection of debts from the debt portfolio.

In October 2004, we entered into a Stock Purchase Agreement and a Consulting Agreement with the Bridge Group, Inc. The Bridge Group is a privately held corporation and is controlled by Michael Douglas. The Stock Purchase Agreement provides that we will sell 500,000 shares of our common stock to the Bridge Group for $50,000. The $50,000 is to be paid in a series of installments, with the last payment due on May 1, 2005. The Bridge Group had made all payments required by the Stock Purchase Agreement.

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

During the three months ended April 30, 2005, our only use of cash was to fund operating losses. During this period, our net cash used by operating activities was $20,119. We satisfied our cash requirements during this period through the sale of common stock.

On June 24, 2005, subsequent to the end of the third quarter, we entered into an Asset Acquisition Agreement with Alpine Pictures, Inc., a California corporation, to purchase duplicating, editing, and graphics equipment for use in the creation, production, and editing of movies, films, and advertisements. Mr. Mark Savoy, a director of ours since 2004, is also a director of Alpine Pictures, Inc. Mr. Carter, President and a director of ours since 2003, is a stockholder of both companies. Alpine Pictures, Inc. is an independent production Company and foreign sales Company specializing in theatrical entertainment product. Pursuant to the terms of the Asset Purchase Agreement, we executed a promissory note in favor of Alpine Pictures, Inc., in the amount of two hundred eleven thousand, seven hundred seventeen dollars ($211,717) payable in full on or before June 27, 2006 bearing an interest at 8% per annum.

On June 24, 2005, we received approval from the TSX Venture Exchange to issue shares in satisfaction of debt to Asset Solutions (Hong Kong) Limited. Pursuant to the approval, we will issue 295,807 shares in satisfaction of debt in the amount of $15,000 based on an average share price of $0.0507.

On June 27, 2005, we closed our Asset Acquisition Agreement with Alpine Pictures, Inc., and acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and production of media productions. The assets acquired include but are not limited to an Avid 9000 film editing machine, Technics, Sony, and Tascum recording and DAT systems, as well as the software and peripherals necessary for use in film and multi-media editing of movies, films, and advertisements.

The Avid Media Composer 9000 system runs 24 or 30 frames per second, Film Composer and PAL projects. The system can master to multiple formats, utilize an extensive amount of real-time effects, multi-cam features, script integration, storyboarding and batch importing. The Avid has the capability to provide and produce 1:1 uncompressed dual streams of video, quick export to After Effects or Cleaner 5, and the Avid log exchange allows the user to translate Telecine files to 24fps projects for output of negative cut lists.

  By this acquisition and the operation of the newly acquired assets, we have become active in the film editing and multi- media productions including film, movie, and advertising productions.

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

2. As of April 30, 2005, we are not anticipating any purchase or sale of plant or significant equipment.

3. We do not expect to have additional employees at this point. Our only employee was our president, Tyrone R. Carter. He is compensated through management fees that are being accrued.

Item 3. Controls and Procedures

Tyrone R. Carter, our Chief Executive Officer and Ernest Staggs, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in their opinion our disclosure controls and procedures ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Carter and Mr. Staggs, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are not involved in any legal proceedings at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     We had no new share subscriptions during the three-month period ending April 30, 2005.

     On February 7, 2005, we issued 500,000 common shares to the Bridge Group, Inc., pursuant to the Consulting Agreement with the Bridge Group, Inc. On November 2, 2004, we announced that on October 28, 2004, we entered into an agreement to issue 1,500,000 restricted common shares of stock to the Bridge Group, Inc., a Nevada corporation, in exchange for consulting, financial, and marketing services to be provided by the Bridge Group, Inc. The 500,000 shares were issued as the first part of the issuance under the Consulting Agreement after approval by the TSX Venture Exchange on February 7, 2005, by mutual agreement.

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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

          During the three months ended April 30, 2005, we did not file any reports on Form 8-K.

          The following exhibits are filed with this report:

              Number                               Description
              ------                               -----------
               31.1                   Rule 13a-14(a)15d-14(a) certification
               31.2                   Rule 13a-14(a)15d-14(a) certification
               32                     Section 1350 certifications

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