Form 10KSB
period 2005-09-30
BRAVO RESOURCE PARTNERS LTD
filed 2006-01-13
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                     For the fiscal year ended July 31, 2005
                                               -------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from___________to_____________


                         Commission file number: 0-30770
                                                 -------

                          BRAVO RESOURCE PARTNERS LTD.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


        Yukon, British Columbia                           04-3779327
     ----------------------------                      ----------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


                             2993 South Peoria St.,
                                Aurora, Colorado
                                      80014
              ----------------------------------------------------
                (Address of principal executive offices) Zip Code


Issuer's telephone number  (303) 261-1370
                           ---------------

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class                  Name of each exchange on
           which registered

                 None
           -------------------                 --------------------------

Securities registered under Section 12(g) of the Exchange Act:


                                  Common Stock
                                 ---------------
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            YES [X]       NO [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[a]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            YES  [X]      NO [ ]

The issuer's revenues for the most recent fiscal year:  $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (6,275,974 shares) based upon the closing price of our common stock on October 31, 2005, was approximately $179,174.

As of December 30, 2005, there were 9,607,470 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format (Check
                                                            YES [ ]       NO [X]

                          Bravo Resource Partners Ltd.


                                                                            Page
                                                                            ----

Part I
         Item 1. Description of Business ..................................   4
         Item 2. Description of Property ..................................   6
         Item 3. Legal Proceedings ........................................   6
         Item 4. Submission of Matters to a Vote of
                 Security Holders .........................................   6

Part II
         Item 5. Market for Common Equity and Related
                 Stockholder  Matters .....................................   6
         Item 6. Management's Discussion and Analysis or
                 Plan of Operation ........................................   8
         Item 7. Financial Statements .....................................   9
         Item 8. Changes In and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure ...............................................  25
             Item 8A. Controls and Procedures .............................  25
             Item 8B. Other Information ...................................  25

Part III
         Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(a) of the
                  Exchange Act ............................................  25
         Item 10. Executive Compensation ..................................  26
         Item 11. Security Ownership of Certain Beneficial Owners and Management And Related
                  Stockholder Matters .....................................  28
         Item 12. Certain Relationships and Related Transactions
                                                                             29
         Item 13. Exhibits ................................................  30
         Item 14. Principal Accountant Fees and Services ..................  31

SIGNATURES ................................................................  32

INDEX TO EXHIBITS .........................................................  33

            NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-KSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time-to-time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filing with the SEC may be accessed at the SEC's web site, www.sec.gov.

PART I

Item 1.   Description of Business

We were incorporated under the laws of the Province of British Columbia on November 14, 1986, under the name Bravo Resources Inc. On May 6, 1994, we changed our business name to Oro Bravo Resources Ltd. After almost six (6) years of operation, we decided to move our corporate domicile to the Yukon Territory in British Colombia, Canada and subsequently changed our business name to Bravo Resource Partners, Ltd.

Unless otherwise indicated, all amounts in this report are stated in U.S.
dollars.

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

In April 2004, the Company and State Financial Holdings, Inc. jointly purchased a consumer debt portfolio with a face value of approximately $465,000 at a purchase price of $22,131. Pursuant to an agreement with State Financial Holdings Inc., we would retain any amounts collected from consumers whose debts were in the portfolio and we would pay State Financial Holdings its investment in the portfolio of $10,000, with ten percent interest.

In October 2004, we assigned all remaining amounts in our debt portfolios to State Financial Holdings, Inc. in exchange for the release of all of the Company's remaining obligations to State Financial Holdings, Inc.

On June 24, 2005, we entered into an Asset Acquisition Agreement with Alpine Pictures, Inc., a California corporation, to purchase duplicating, editing, and graphics equipment for use in the creation, production, and editing of movies, films, and advertisements. Mr. Mark Savoy, a director of ours since 2004, is also a director of Alpine Pictures, Inc. Mr. Tyrone Carter, President and a director of ours since 2003, is a stockholder of both companies.

Alpine Pictures, Inc., is an independent production company and foreign sales company specializing in theatrical entertainment product. Pursuant to the terms of the Asset Purchase Agreement, we executed a promissory note in favor of Alpine Pictures, Inc., in the amount of two hundred eleven thousand, seven hundred seventeen dollars ($211,717) payable in full on or before June 27, 2006, bearing an annual interest of 8%. In the course of time, where it became apparent that the Company would not be able to meet its financial obligations with Alpine Pictures, Inc., it was mutually agreed by both parties that these obligations will be extended beyond the date as specified in the agreement.

On June 27, 2005, we closed our Asset Acquisition Agreement with Alpine Pictures, Inc., and acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and production of media productions. The assets acquired included but are not limited to Avid 9000 film editing machine, Technics, Sony, Tascum recording and DAT systems, as well as the software and peripherals necessary for use in film and multi-media editing of movies, films, and advertisements. The Avid Media Composer 9000 system runs 24 or 30 frames per second, Film Composer and PAL projects. The system can master multiple formats, utilizing an extensive amount of real-time effects, multi-cam features, script integration, storyboarding and batch importing. The Avid has the capability to provide and produce 1:1 uncompressed dual streams of video, quick export to After Effects or Cleaner 5, and the Avid log exchange allows the user to translate Telecine files to 24fps projects for output of negative cut lists.

By this acquisition and the operation of the newly acquired assets, we are becoming active in the film editing and multi-media productions industry including film, movie, and advertising productions.

Prior to July 2005, our only employee was our President, Tyrone R. Carter. He is compensated through management fees that are being accrued. Mr. Carter spends approximately 100% of his time on the company's business. As of the fiscal year ended, July 31, 2005, we added two more employees, Ernest Staggs, Chief Financial Officer who spends approximately 90% of his time on the company's business and Tabea M. Carter for administration and translation. Mrs. T. Carter spends approximately 50% of her time on the Company's business and all are compensated as employees.


Item 2. Description of Property.

Our executive office is located at 2993 South Peoria Street, Suite 302, Aurora, CO 80014. We lease 900 square feet of space in a facility as a tenant. The term of the lease is through November 30, 2006 and the rent is presently $850.00 per month on a month-to-month basis. Our executive office was previously located at 4155 E. Jewel Avenue, Suite 500, Denver, CO 80222. The property is office space used as a corporate office. We believe that these facilities are in good condition and are sufficient to accommodate our needs. We believe the rent to be reasonable and competitive in price with rent for similar facilities in the area.


Item 3.  Legal Proceedings.

None prior to the filing of this report.


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 2005.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is trading on the NEX portion of the TSX Venture Exchange. The following table indicates the quarterly high and low bid price for our common stock for the fiscal year ended July 31, 2005, and July 31, 2004. Our trading symbol is BRV.H.

The following table is the quotation range in Canadian dollars (CDN$) for our shares for the periods indicated. These quotations are taken from closing prices on the NEX quotes page found at www.tse.com. These quotations may not represent actual transactions.

                 [Graphic - Graph of the market's highs and lows
                         for the past two fiscal years.]

                   Quarter Ended     High      Low
                   -------------     ----      ---

                     31-Oct-03       0.220    0.055
                     31-Jan-04       0.250    0.060
                     30-Apr-04       0.185    0.065
                     31-Jul-04       0.115    0.040
                     31-Oct-04       0.090    0.080
                     31-Jan-05       0.095    0.090
                     30-Apr-05       0.120    0.120
                     31-Jul-05       0.035    0.035

We paid no dividends on any shares since the date of incorporation, and do not consider paying as of this date any dividends in the future. Any decision to pay common stock dividends will be dependent upon our overall financial condition and other factors that we may consider appropriate in the circumstances.

As of July 31, 2005, we had 90 shareholders of record in one class of common equity.

The following table shows all shares issued by the Company since July 31, 2004.

                                                                      Common Stock
                                                  ------------------------------------------------------
                                            Notes   Number of Shares        Amount         Price Per
                                                         Issued                              Share
                                                  ------------------------------------------------------
Balance July 31, 2004 (brought forward)           7,578,575            $  2,217,624
Rounding/Conversion                                                             523
Shares issued for cash August 17, 2004        1     141,950                  16,050       $0.11307
Shares issued for cash August 17, 2004        1     100,000                  15,000       $0.15000
                                                  -------------------------------------------------
Balance October 31, 2004                          7,820,525               2,249,197
Shares issued for debt December 9, 2004       2     376,809                  30,000       $0.07962
                                                                                   -
---------------------------------------------------------------------------------------------------
Balance January 31, 2005                          8,197,334               2,279,197
Shares issued for services February 7, 2005   3     500,000                  50,000       $0.10000
Shares issued for cash February 7, 2005       3     500,000                  50,000       $0.10000
---------------------------------------------------------------------------------------------------
Balance April 30, 2005                            9,197,334               2,379,197
Shares issued for debt June 24,  2005         4     295,807                  15,000       $0.05070
---------------------------------------------------------------------------------------------------
Balance July 31, 2005                             9,493,141            $  2,394,197


----------------------------

(1) On August 17, 2004, we issued 141,950 units at a price of $0.11307 per unit for a total of $16,050, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitled the holder to purchase one additional common share at a price of $0.25CND until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

     We also issued additional 100,000 units at a price of $0.15 per unit for a total of $15,000, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of C$0.25 until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

(2) On December 9, 2004, we issued 376,809 common shares in satisfaction of a current obligation to Asset Solutions (Hong Kong) Ltd. for consulting services in the amount of $30,000 based on an average price per share of $.07962.

(3) On October 27, 2004, we negotiated a $50,000 private placement, consisting of 500,000 restricted common shares (issued February 7, 2005) at a price of $0.10 per share.

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

(4) On June 24, 2005, we received an approval from the TSX Venture Exchange to issue shares in satisfaction of debt to Asset Solutions (Hong Kong) Limited. Pursuant to the approval, we issued 295,807 shares in satisfaction of debt in the amount of $15,000 owed at an average of $0.0507 per share. The amount owed is pursuant to the consulting agreement with Asset Solutions (Hong Kong) Limited.

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


Item 6. Management Discussion and Analysis or Plan of Operation.

In October 2004 we entered into a Stock Purchase Agreement and a Consulting Agreement with the Bridge Group, Inc. The Bridge Group is a privately held-corporation and is controlled by Michael Douglas. The Stock Purchase Agreement provides that we will sell 500,000 shares of restricted common stock to the Bridge Group for $50,000. The $50,000 is to be paid in a series of installments, with the last payment due on May 1, 2005. The Bridge Group had made all payments required by the Stock Purchase Agreement.

The Consulting Agreement provides that the Bridge Group will consult with us in the areas of financial and marketing services. In return, we agreed to issue 1,500,000 shares of our common stock to the Bridge Group, payable as follows:
500,000 shares on October 28, 2004 (by mutual agreement, issued February 7,
2005), 500,000 shares when our common stock is listed on the OTC Bulletin Board; and 500,000 shares when we acquire another company.

On June 24, 2005, our Company received an approval from the TSX Venture Exchange to issue shares in satisfaction of debt to Asset Solutions (Hong Kong) Limited. Pursuant to the approval on July 5, 2005, we issued 295,807 shares in satisfaction of debt in the amount of $15,000 owed at an average of $0.0507 per share.

During the fiscal year ended July 31, 2005, our only use of cash was to fund operating activity. During this period, our net cash used by operating activities was $56,524. We satisfied our cash requirements during this period through the sale of common stock and from unsecured loans.

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

Following is our plan of operations for the next twelve months:

1. Due to historical operating losses, operations have not been a source of liquidity. In order to obtain capital and to satisfy our cash needs for the next twelve months, we may need to sell additional shares of common stock, borrow funds from private lenders or any revenue realized from our newly acquired assets. There can be no assurance though that we will be successful in obtaining additional funding to meet our cash needs for the next twelve months. At present, the Company had used cash in the Company's operations.

2. Solidify our business relationship with our extensive contacts in the entertainment industry by participating in film markets and seeking production and editing projects. At present, we are in the development stage of the plan. No extensive product research and development is expected to be performed over the term of the plan.

3. We are not anticipating any purchase or sale of plant or significant equipment.

4. We are not expecting any significant changes in the number of employees in the next twelve months.

Item 7.  Financial Statements.

Our financial statements are attached and incorporated herein by reference.


                          BRAVO RESOURCE PARTNERS LTD.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                         (Stated in US Dollar currency)

                                  July 31, 2005

Dohan and Company                                  7700 North Kendall Drive, 200
Certified Public Accountants                           Miami, Florida 33156-7564
A Professional Association                             Telephone: (305) 274-1366
                                                       Facsimile: (305) 274-1368
                                                          E-mail: info@uscpa.com
                                                         Internet: www.uscpa.com
________________________________________________________________________________



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Stockholders and Board of Directors
Bravo Resource Partners Ltd.
(A Development Stage Company)
Aurora, Colorado

We have audited the accompanying consolidated balance sheet of Bravo Resource Partners Ltd. (a Development Stage Company) (the Company) as of July 31, 2005, and the related consolidated statements of operations and comprehensive loss, cash flows and deficiency in assets for years ended July 31, 2005 and 2004 and for the period from the beginning of development stage (August 1, 2002) to July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bravo Resource Partners Ltd., as of July 31, 2005, and the results of its operations and its cash flows for the years ended July 2005 and 2004, and for the period from the beginning of development stage (August 1, 2002) to July 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $208,582 for the year ended July 31, 2005, has a working capital deficiency of $253,905 at July 31, 2005 and, as discussed in Note 1 to the consolidated financial statements, has a deficit of $2,412,389, of which $513,389 was accumulated during the development stage, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dohan and Company, CPA's
----------------------------
Miami, Florida
December 28, 2005


Member:
Florida Institute of Certified Public Accountants
American Institute of Certified Public Accountants
Private Companies and SEC Practices Sections
National and worldwide associations through Accounting Group International

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
July 31
==============================================================================
                                                                       2005
------------------------------------------------------------------------------
ASSETS
Current
   Cash and cash equivalents                                       $      --
   Receivables portfolios                                                 --
   Prepaid expenses                                                       --
   Due from directors                                                   15,385
   Deferred tax asset, less allowance of $566,843 for 2005
       and $500,097 for 2004                                              --

     Total current assets                                               15,385

Property and equipment
   Equipment                                                           193,667
   Furniture                                                            18,050
                                                                   -----------

        Total property and equipment                                   211,717

   Accumulated depreciation                                             (5,881)

        Net property and equipment                                     205,836
                                                                   -----------

          Total Assets                                             $   221,221
                                                                   ===========

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
   Cash overdraft                                                  $     2,865
   Accounts payable and accrued liabilities                             57,918
   Due to related parties                                              208,507
   Notes payable - related party                                          --

     Total current liabilities                                         269,290

Notes payable - related party                                          229,053
                                                                   -----------

     Total liabilities                                                 498,343
                                                                   -----------

Commitments and contingencies (Notes 1, 4, 5, 10)

Deficiency in assets
   Preferred stock:  100,000,000 shares authorized
                                                                   -----------
   Common stock:  No par value, 100,000,000 authorized,
     9,493,141 issued and outstanding in 2005
     (7,578,575 in 2004)                                             2,394,197
   Stock subscription received in advance
                                                                   -----------
   Deficit accumulated during development stage                       (513,389)
   Deficit                                                          (1,899,000)
   Accumulated other comprehensive loss                               (258,930)
                                                                   -----------

     Total deficiency in assets                                       (277,122)
                                                                   -----------

Total liabilities and deficiency in assets                         $   221,221
                                                                   ===========

                             See accompanying notes.


BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the fiscal year ended July 31
--------------------------------------------------------------------------------------------------------------
                                                             Cumulative from
                                                                   the
                                                               beginning of
                                                               development
                                                              stage (August
                                                                 1, 2002)            2005            2004
--------------------------------------------------------------------------------------------------------------
EXPENSES
   Consulting                                                   $    103,271     $     80,000     $     21,657
   Depreciation                                                        5,881            5,881             --
   License and user fees                                              15,271            4,911           10,360
   Management fees                                                    81,518           28,800           37,751
   Office and miscellaneous                                           32,304           10,302           17,233
   Professional fees                                                 239,648          126,040           57,753
   Shareholder communications and investor relations                  16,924            9,460            2,807
   Transfer agent and filing fees                                     27,192            8,215           10,353
   Travel and promotion                                               13,134            7,265            4,275
                                                                ------------     ------------     ------------

Total Expenses                                                       535,143          280,874          162,189
                                                                ------------     ------------     ------------

Loss before other items                                             (535,143)        (280,874)        (162,189)
                                                                ------------     ------------     ------------

OTHER ITEMS
   Costs recovered                                                     3,881             --              3,881
   Interest expense                                                   (7,832)          (1,780)          (2,104)
   Write-down of receivables portfolios                              (48,367)            --            (48,367)
   Gain (loss) on settlement of debt                                  72,010           72,010             --
   Foreign currency translation income                                    64               64             --
   Debt recovery income                                                1,998            1,998             --
                                                                ------------     ------------     ------------

Total Other items                                                     21,754           72,292          (46,590)
                                                                ------------     ------------     ------------

Loss before income taxes                                            (513,389)        (208,582)        (208,779)
Provision for income taxes                                              --               --                --
Net Loss                                                            (513,389)        (208,582)        (208,779)

OTHER COMPREHENSIVE LOSS
   Foreign currency translation adjustments                         (258,930)            --            (17,015)
                                                                ------------     ------------     ------------

Comprehensive loss                                              $   (772,319)    $   (208,582)    $   (225,794)
                                                                ============     ============     ============

Basic and diluted loss per common share                                          $      (0.02)    $      (0.03)

==============================================================================================================

Basic and diluted weighted average number of common shares outstanding              8,543,307        6,551,981
==============================================================================================================

                             See accompanying notes.



BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN ASSETS
For the fiscal years ended July 31, 2005 and 2004
--------------------------------------------------------------------------------------------------------------


                                                              Accum-          Stock           Deficit
                                       Common Stock           ulated          Sub-          Accumulated
                                  -------------------          Other        scriptions        During
                                   Number of                  Compre-       Received        Development
                                    Shares     Amount        hensive loss    In Advance        Stage       Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at July 31, 2003          5,820,241    $ 2,022,336   #(241,915)         --          $   (96,028)   $ (1,899,000)  $(214,607)

Comprehensive income:
Changes in:
     Foreign currency
translation

   adjustments                                                 (17,015)                                                     (17,015)

Subscription received in advance                                               31,573                                        31,573

Cancellation of escrow shares       (83,746)

Shares issued for cash              725,670         69,534                                                                   69,534

Shares issued for debt            1,116,410        125,754                                                                  125,754

Net loss                                                                                       (208,779)                   (208,779)
                                ----------------------------------------------------------------------------------------------------


Balance at July 31, 2004          7,578,575      2,217,624    (258,930)        31,573          (304,807)     (1,899,000)   (213,540)
                                ----------------------------------------------------------------------------------------------------



Shares issued for stock
   subscription received
                                    241,950         31,573                    (31,573)
Shares issued for debt
                                    376,809         30,000                                                                   30,000
Shares issued for services
                                    500,000         50,000                                                                   50,000
Shares issued for cash
                                    500,000         50,000                                                                   50,000
Shares issued for debt
                                    295,807         15,000                                                                   15,000

Net loss                                                                                       (208,582)                   (208,582)
                                ----------------------------------------------------------------------------------------------------


Balance at July 31, 2005         $9,493,141    $ 2,394,197   $(258,930)        --           $  (513,389)   $ (1,899,000)  $(277,122)

====================================================================================================================================

                             See accompanying notes.


BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended July 31
===========================================================================================================
                                                            Cumulative from
                                                           the beginning of
                                                          development stage
                                                           (August 1, 2002)       2005             2004
                                                             ------------     ------------     ------------
          CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss from operations                                  $   (513,389)    $   (208,582)    $   (208,779)

   Adjustments to reconcile net  loss to net cash used in
     operating activities:
     Write-down of receivables portfolio                           48,367             --             48,367
     Gain on settlement of debt                                   (72,010)         (72,010)            --
     Depreciation expense                                           5,881            5,881             --
     Common stock issued for services                              50,000           50,000             --
        Changes in assets and liabilities
     Decrease in other receivables                                  5,054            3,761              108
     Decrease (increase) in prepaid expenses                           37            1,462           (1,425)
      (Decrease) increase in accounts payable
      and accrued liabilities                                      45,348           (5,954)          19,981
     Increase in due to related parties                           276,438          167,507           82,473
     Increase in accrued interest                                   4,433            1,411             --
                                                             ------------     ------------     ------------
Net cash used in operating activities                            (149,841)         (56,524)         (59,275)
                                                             ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                              117,540           50,000           69,534
   Stock subscriptions received in advance                         30,767             --             31,573
   Proceeds from promissory notes payable-related party            25,721           15,925            9,796
   Repayment of promissory notes payable                           (4,811)            --             (4,811)
   Advances (to) from related parties                              38,991          (15,385)          20,744
   Repayments to related parties                                  (10,000)         (10,000)            --
                                                             ------------     ------------     ------------

Net cash provided by financing activities                         198,208           40,540          126,836
                                                             ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of receivables portfolios                             (76,171)            --            (76,171)
Collection of receivables portfolios                               24,139             --             24,139
                                                             ------------     ------------     ------------

Net cash used in investing activities                             (52,032)            --            (52,032)
                                                             ------------     ------------     ------------

Effect of foreign currency translation                                364             --             (2,463)
                                                             ------------     ------------     ------------

Change in cash and cash equivalents during period                  (3,301)         (15,984)          13,066
                                                             ------------     ------------     ------------

Cash and cash equivalents, beginning of the period                    436           13,119               53
                                                             ------------     ------------     ------------

Cash and cash equivalents, end of the period                 $     (2,865)    $     (2,865)    $     13,119
                                                             ============     ============     ============

                             See accompanying notes.

BRAVO RESOURCE PARTNERS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
================================================================================


1.       NATURE AND CONTINUANCE OF OPERATIONS

         Organization
         Bravo Resource Partners Ltd. (Company) was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange ("TSX-V") Policy 2.5, the Company was transferred to the NEX board. It was previously designated a TSX Venture inactive issuer, however, the Company discontinued operations and is considered to be in the development stage. Prior to becoming inactive, Bravo Resources Partners Ltd. was engaged in the acquisition, exploration, and development of mineral properties, and briefly sought a business opportunity in the consumer debt portfolio industry.

         Acquisition
          On June 27, 2005, the Company closed the Asset Acquisition Agreement with Alpine Pictures, Inc., and acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and production of media productions. By this acquisition and the operation of the newly acquired assets, the Company is becoming active in the film editing and multi-media productions industry including film, movie, and advertising productions.

         Going concern
         The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company's operations. Without realization of additional capital, it would be unlikely for us to continue as a going concern. It is management's plan in this regard to obtain additional working capital through equity financing.

         These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.


         =================================================================
                                          July 31, 2005      July 31, 2004
         -----------------------------------------------------------------
         Deficit                          ($2,412,389)       ($2,203,807)
         -----------------------------------------------------------------
         Working capital deficiency         ($253,905)         ($213,540)
         =================================================================

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

         Cash and Cash Equivalents
         Cash and cash equivalents consist of time deposits and all liquid instruments with maturities of three months or less.

BRAVO RESOURCE PARTNERS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES...(cont.)

         Property and Equipment
         Property and equipment are stated at cost. Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense currently. Depreciation is computed principally using the straight-line method, based on the estimated useful lives of the assets, which range from three to seven years.

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

         Foreign currency translation
         For the year ended July 31, 2004, and prior years, the functional currency of the Company and its wholly-owned subsidiaries was the Canadian dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gain or losses arising on translation of foreign currency items are included in the statement of operations. With respect to the presentation of these consolidated financial statements in the reporting currency, being the United States dollar, the Company follows the current rate method of translation. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholder's equity as accumulated other comprehensive income.

         Effective August 1, 2004, the Company changed its functional currency from the Canadian dollar to the United States dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains or losses arising on translation of foreign currency items are included in the statement of operations.

         Income Taxes
         Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes," SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences in events that have been recognized in our financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

         Income Tax Credits
         Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which utilized.

         Basic and Diluted Net Loss Per Share
         Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. The Company uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. For the periods presented, this calculation proved to be anti-dilutive. As of July 31, 2005, there are no outstanding warrants, dilutive or anti-dilutive issued.

BRAVO RESOURCE PARTNERS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES...(cont.)

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

         In December 2004, the FASB issued FAS 153 "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29." This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set if high-quality accounting standards. As part of that effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. The accounting for non- monetary exchanges was identified as an area in which the U.S. standard could be improved by eliminating certain differences between the measurement guidance in Opinion 29 and that in IAS 16, Property, Plant and Equipment, and IAS 38, Intangible Assets. This Statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.

         In May 2005, FASB issued Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"), which is effective for fiscal years ending After December 15, 2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

BRAVO RESOURCE PARTNERS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
================================================================================

3.       RECEIVABLES PORTFOLIOS

         During the prior fiscal year, the Company acquired receivables portfolios, consisting of aged consumer debt, at a total cost of C$103,906, including C$13,440 paid to State Financial Holdings, Inc., a company controlled by a director of the Company. The receivables portfolio was originally valued at cost. The receivables were acquired pursuant to a January 2004 letter of intent with State Financial Holdings, Inc., to service the portfolios purchased by State Financial Holdings, Inc. and pursuant to an April 2004 agreement with State Financial Holdings, Inc., to jointly purchase a consumer debt portfolio. Pursuant to the January, 2004, letter of intent, Bravo Resource Partners Ltd agreed to pay State Financial Holdings, Inc., the first $60,000 (C$77,745) recovered and retain the remainder of any amounts recovered. Pursuant to the April, 2004, joint purchase agreement, the Company was to retain any amounts collected and pay State Financial Holdings, Inc., its investment in the portfolio of $10,000 (C$13,419).

         As of July 31, 2004, the Company collected $32,928 of the receivables portfolios. Due to the uncertainty of collectibility, management decided to write down the portfolios by $65,978 to $5,000. The Company also determined that the likelihood of successful recovery against individual debtors would not justify expending the litigation costs and expenses involved in pursuing legal action to recover.

                On October 18, 2004, the Company satisfied the obligation to State Financial Holdings, Inc., in writing, by assigning the remaining debt portfolios to State Financial Holdings, Inc., in exchange for release of the remaining obligations. The Company retained the right to receive all debtor payments currently being made under agreements with those debtors.

4.       CAPITAL STOCK

         On August 17, 2004, the Company issued 141,950 units at a price of $0.11307 per unit for a total of $16,050, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitled the holder to purchase one additional common share at a price of $0.25CND until June 1, 2005. No warrants were exercised and all of the warrants are expired pursuant to their terms.

         The Company issued an additional 100,000 units at a price of $0.15 per unit for a total of $15,000, each unit consisting of one restricted common share and one non-transferable share purchase warrant. Each warrant entitled the holder to purchase one additional common share at a price of $0.25 until June 1, 2005. No warrants were exercised and all of the warrants are now expired.

         On December 9, 2004, the Company issued 376,809 restricted common shares in satisfaction of a current obligation to Asset Solutions (Hong
         Kong) Ltd. for consulting services, in the amount of $30,000, based on an average price per share of $0.07962.

         On October 27, 2004, the Company negotiated a $50,000 private placement, consisting of 500,000 restricted common shares (issued February 7, 2005) at a price of $0.10 per share.

         On October 28, 2004, the Company entered into an agreement to issue 1,500,000 restricted common shares of stock to The Bridge Group, Inc., a Nevada corporation, in exchange for consulting, financial, and marketing services to be provided by The Bridge Group, Inc. In return, the Company agreed to issue 1,500,000 shares of common stock to the Bridge Group, payable as follows: 500,000 shares on October 28, 2004 (by mutual agreement, issued February 7, 2005); 500,000 shares when the Company's common stock is listed on the OTC Bulletin Board; and 500,000 shares when the Company acquire another company.

         On June 24, 2005, the Company received an approval from the TSX Venture Exchange to issue shares in satisfaction of debt to Asset Solutions (Hong Kong) Limited. Pursuant to the approval, the Company issued 295,807 shares in satisfaction of debt in the amount of $15,000 owed at an average of $0.0507 per share. The amount owed is pursuant to the consulting agreement with Asset Solutions (Hong Kong) Limited.

BRAVO RESOURCE PARTNERS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
================================================================================


5.   RELATED PARTY TRANSACTIONS

     During the fiscal year ended July 31, 2005, the Company entered into the following related party transactions:

     a) The Company accrued $28,800 (2004 - $38,740) to Tyrone Carter, a director and Chief Executive Officer of the Company, for management fees for the year ended July 31, 2005. All directors mutually agreed to this undertaking. No written agreement exists.

     b) The Company accrued $4,615 (2004 - Nil) to Tamela Miller Carson, an officer of the Company, for professional accounting fees.

     c) The Company accrued professional fees to a director and Chief Financial Officer of the Company, Ernest Staggs, for legal and professional services in the amount of $81,708 (2004 - $42,110). The Company availed of Mr. Staggs' services beginning September 29, 2004 to July 31, 2005.

     d) On December 9, 2004, the Company issued 376,809 shares of restricted common stocks in satisfaction of a current obligation to Asset Solutions (Hong Kong) Ltd. for consulting services with a value of $30,000 based on an average price per share of $.07962. The Company accrued two months of consulting fees with a value of $2,500 per month.

     e) The Company issued 500,000 restricted shares of its common stock to the Bridge Group for consulting services. Additionally, there is $1,000 due to The Bridge Group resulting from an overpayment pursuant to a private placement. This amount is included in Due to Related Parties.

          During the prior fiscal year, the Company issued a promissory note payable for proceeds of C$13,758 ($10,350 inclusive of accrued interest of $350) to State Financial Holdings, Inc. with a director in common. The note is due on demand, unsecured and bears an interest of 10% per annum.

          On October 18, 2004, Bravo satisfied the obligation to State Financial Holdings, Inc., by assigning the remaining debt portfolios to State Financial Holdings, Inc., in exchange for release of the remaining obligations including interests. The Company will retain the right to receive all debtor payments currently being made under agreements with those debtors.

          Current Liabilities
          At July 31, 2005, the Company had amounts of $208,507 (2004 - $132,090) due to directors, former directors and officers for services provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured, without interest and have no specific terms of repayment. A majority of the balance due represents accruals for services rendered. The total amount of $208,507 as of July 31, 2005, is inclusive of all payments or accruals stated above.

          Notes Payable
          On June 24, 2005, the Company entered into an Asset Acquisition Agreement with Alpine Pictures, Inc. Pursuant to the terms of the Asset Purchase Agreement, the Company executed a promissory note in favor of Alpine Pictures, Inc., in the amount of two hundred eleven thousand, seven hundred seventeen dollars ($211,717) payable in full on or before June 27, 2006 bearing an annual interest of 8%. In the course of time, however, wherein the Company will not be able to meet its financial obligations with Alpine Pictures, Inc., it was mutually agreed by both parties that these obligations will be extended beyond the date as specified in the agreement.

          On August 1, 2005, the Company issued a variable principal promissory note to Alpine Pictures, Inc., a company with a director in common. The note bears annual interest at 10% and is due 180 days from written demand by payee. As of July 31, 2005, the principal balance due to Alpine Pictures, Inc., from the Company is $15,925. The balance due on July 31, 2005 was included in the executed note that was authorized by the board of directors.

BRAVO RESOURCE PARTNERS LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005
================================================================================


6.       SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

         ================================================= ======== ========

                                                              2005     2004
         ------------------------------------------------- -------- --------

         Interest                                          $  -0-   $  -0-
         received
         Cash paid during the period for income taxes          -0-      -0-
         Cash paid during the period for interest              -0-      -0-
         ================================================= ======== ========

         The following non-cash transactions occurred during the fiscal years ended July 31, 2005 and 2004:
                                                      2005          2004
                                                     --------    ---------

         Satisfaction of debt through issuance of
         common stock                                $ 45,000    $ 125,754

         Satisfaction of debt to related party via
         assignment of debt portfolios                 10,000        -0-

         Acquisition of property and equipment
         through issuance of a note payable           211,717        -0-

         Issuance of common stock for
         services                                      50,000        -0-


7.   INCOME TAXES

     A reconciliation of income taxes at statutory rates with the reported taxes follows:
     ---------------------------------------------------------------------
                                                       2005       2004
     ---------------------------------------------------------------------

     Loss before income tax recovery                 $ 208,582   $ 208,779
                                                     ---------------------

     Expected income tax recovery                      (66,746)    (74,326)
     Non-deductible expenses                             --         15,653
     Tax loss benefit not recognized for book
       purposes, valuation allowance                    66,746      58,673
                                                     ---------------------

     Total income taxes                              $    --     $    --

                                                     ---------------------

     ---------------------------------------------------------------------

     The significant components of the Company's future income tax assets are as follows:

     -------------------------------------------------------------------------
                                                          2005       2004
     -------------------------------------------------------------------------

     Resource deductions                             $ 232,564   $ 232,564

     Non-capital losses available for future periods   334,170     267,424
     Other assets                                         109          109
                                                     -----------------------


     Gross future income tax assets                    566,843     500,097

     Less: valuation allowance                        (566,843)   (500,097)
                                                     -----------------------

     Net future income tax assets                    $    --     $    --

     -------------------------------------------------------------------------

     The Company incurred operating losses for Canadian income tax purposes of approximately $959,773 and $208,582 for U.S. income tax purposes, which may be available to be carried forward to reduce taxable income in future years; however these losses may be limited by section 382 of the Internal Revenue Code in the event of significant ownership change. Unless utilized, these losses will expire through 2015 (Canadian) and 2020 (U.S.). Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements.

8.   FINANCIAL INSTRUMENTS

     Fair Value of Financial Instruments
     -----------------------------------
     The Company's financial instruments consist of cash, receivables, deposits, and accounts payable. Unless otherwise noted below, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

     Currency Risk
     -------------
     The Company is exposed to financial risk arising from fluctuations in foreign exchange rates and the degree of volatility of these risks. The Company does not use derivative instruments to reduce exposure to foreign currency risk.

9.   SEGMENTED INFORMATION

     All of our identifiable assets are located in the United States.

10.  SUBSEQUENT EVENTS

        Subsequent to July 31, 2005:

       On August 1, 2005, the Company issued a variable principal promissory note to Alpine Pictures, Inc., a company with a director in common. The note bears annual interest at 10% and is due 180 days from written demand by payee. As of July 31, 2005, the principal balance due to Alpine Pictures, Inc., from the Company is $15,925. The balance due on July 31, 2005 was included in the executed note that was authorized by the board of directors. As of December 25, 2005, the principal balance due to Alpine Pictures, Inc., from the Company is $172,025.

       On August 31, 2005, the Company converted Martina Leimcke notes payable of $1,176 (10,226 shares) to securities at $0.115 per share.

       On August 31, 2005, TSX Venture Exchange accepted for filing the Company's proposal to issue shares in satisfaction of debt to Asset Solutions (Hong Kong) Limited pursuant to a Consulting Agreement dated December 13, 2004. Pursuant to the approval, the Company issued 114,329 shares in satisfaction of debt in the amount of $7,500 owed at an average of $.065600 per share.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective February 23, 2005, we retained Dohan and Company, CPAs, to act as our independent Certified Public Accountants. In this regard, Dohan and Company, CPAs, replaced Davidson & Company, Chartered Accountants, as our independent Certified Public Accountants. Davidson & Company audited our financial statements for the fiscal years ended July 31, 2003 and 2004. The report of Davidson & Company for these fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. The change in auditors was recommended and approved by the board of directors.

Item 8A. Controls and Procedures.

Tyrone R. Carter, our Chief Executive Office and Ernest E. Staggs, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report and in their opinion our disclosure controls and procedures ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in our internal controls were required.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following is information about our current directors and executive officers:

         Name                    Age        Position
         ----                    ---        --------

         Tyrone R. Carter         44        President and Director
         Ernest Staggs            42        Chief Financial Officer and Director
         Melissa Walker           27        Director
         Mark Savoy               43        Director

Each director holds office until the stockholders duly elect his or her successor. Our officers serve at the pleasure of the Board of Directors.

Tyrone R. Carter - has been the President and Chief Executive Officer since July 2, 2003. Mr. Carter is a licensed professional engineer and ran an engineering firm in the Denver, Colorado area from approximately 1995 until 2001. From 2001 until he became President of the Company, Mr. Carter was engaged in several entrepreneurial ventures.

Ernest Staggs - was the President between December 18, 2002 and July 2, 2003. Mr. Staggs has been a director since March 12, 2002, and became Chief Financial Officer on July 1, 2005. Mr. Staggs has been an attorney in private practice since 1988.

Melissa Walker - has been a director of the Company since December 18, 2002. Ms. Walker has been employed in the legal field since 2001.

Mark Savoy - has been a director since November 2004. For the past five years or more, Mr. Savoy has been the president of Exchangemall.com and has managed a barter company. Mr. Savoy is on the board of directors of several corporations.

We do not have a compensation committee. The directors approve the compensation of the officers since decisions regarding compensation to be paid to the officers and directors are made by the directors by resolutions adopted by unanimous written consent. We do not have any policy that prohibits or limits the power of directors to approve compensation.

Our Board of Directors serves as the Audit Committee, because at this time it is not economically feasible to have an independent audit committee. Our President and Chief Financial Officer serve as our financial experts, both of whom are not independent of management.

We are currently inactive and are not involved in daily business activities; accordingly, the officers and directors are familiar with each and every transaction of the Company. We do not currently have a code of ethics because the officers and directors oversee and control each and every transaction. Once we become active, the board of directors will develop a code of ethics that will assist to further the Company's goals.

Management Changes

The following provides certain information concerning the dates of service of the officers and directors during the two years preceding July 31, 2005.

     Name                       Position                   Periods of Service
     ----                       --------                   ------------------
     Ernest Staggs              President                  12/18/02  to 7/1/03
     Ernest Staggs              Director                   Since 3/12/02
     Tyrone R. Carter           Director and President     Since 7/2/03
     Melissa Walker             Director                   Since 12/18/02
     Mark Savoy                 Director                   Since 11/2004
     Tamela Miller-Carlson      Treasurer and Principal    5/17/04 - 7/1/05
                                Accounting and Financial
                                Officer
     Ernest Staggs              Chief Financial Officer    Since 7/1/05

Item 10. Executive Compensation

The following table sets forth in summary form, the compensation received or accrued (recorded as management fees) (i) each person serving as Chief Executive Officer and (ii) each other executive officer of the Company who received in excess of $100,000 during the fiscal years indicated. The Company's fiscal year ends on July 31.

      Name and Principal Position      Fiscal  Salary  Bonus Other Annual      Restricted  Options  LTIP      All Other
                                       Year                  Compensation      Stock       Granted  Payouts   Compensation
                                                                               Awards
  __________________________________________________________________________________________________________________________
                  (a)                  (b)     (c)     (d)        (e)           (f)       (g)      (h)           (i)
  _________________________________________________________________________________________________________________________
  Tyrone R. Carter                     2005     --      --         --            --        --                  $31,877
  President & CEO since Jul 2, 2003    2004     --      --         --            --        --       --         $38,752
                                                                                                              (C$51497)
  __________________________________________________________________________________________________________________________

  __________________________________________________________________________________________________________________________

  Ernest Staggs, Jr.                   2005     --      --         --            --        --       --         $89,400
  __________________________________________________________________________________________________________________________

  Director                             2004     --      --         --            --        --       --            $0
  December 18, 2002 and July 1, 2003
  __________________________________________________________________________________________________________________________

  Director and CFO                     2005     --      --         --            --        --       --            $0
  Since July 1, 2005                   2004     --      --         --            --        --       --            $0
  __________________________________________________________________________________________________________________________

  __________________________________________________________________________________________________________________________

  Tamela Miller-Carlson                2005     --      --         --            --        --       --          $4,615
  Treasurer and Principal Accounting   2004     --      --         --            --        --       --
  and Financial Officer
  May 17, 2004 - July 1, 2005
  __________________________________________________________________________________________________________________________


(a)    Name and principal position of executive officer. (b) Fiscal year
(c) The dollar value of base salary (cash and non-cash) earned during the fiscal year. (d) The dollar value of bonus (cash and non-cash) received.
(e) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(f) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.
(g) The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the Table.
(h)    The dollar value of all payouts pursuant to long-term incentive plans
       (LTIPs).
(i) All other compensation received that we could not properly report in any other column of the Table.

The table below shows the number of shares owned by the officers, and the value of such shares as of the dates indicated. No change since the company's last 10-KSB filing.

The board of directors may increase the compensation paid to its officers depending upon a variety of factors, including the results of future operations

           Name            Shares            Value          Valuation Date
           ----            ------            -----          --------------
     Tyrone R. Carter      2,120,500        $60,538         July 31, 2005
     Ernest Staggs, Jr.       96,667        $ 2,760         July 31, 2005

The table below shows the amount which we expect to pay our executive officers during the twelve months ending July 31, 2006, and the amount of time these officers expect to devote to the Company's business.

                                                        Percentage of Time
                              Projected                       devoted
         Name                Compensation              to Company's Business
         ----                ------------              ---------------------

         Tyrone R. Carter      $60,000                       100 %
         Ernest  Staggs       $100,000                        90 %

Employment Contracts
--------------------

Currently, we do not have any employment contracts with our executive officers.

Long-Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

None.

Compensation of Directors
-------------------------

Standard Arrangements. We do not pay our directors for serving as directors. We have no standard arrangement pursuant to which our Directors are compensated for any services provided as a director or for committee participation or special assignments.

Other Arrangements.   None.

Stock Option and Bonus Plans
----------------------------

Options Granted during the Year Ended July 31, 2005:    None.

As of July 31, 2005, we do not have any stock option or bonus plans and did not have any outstanding options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows, as of July 31, 2005, the shareholdings of (i) each person owning beneficially 5% or more of the Company's common stock, (ii) each officer and director of the Company, and (iii) all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

             Name and Address               Number of    Percent of
                                           Shares (1)      Class
-------------------------------            -----------   ----------
Tyrone R. Carter                            2,179,500      22.3%
4155 E. Jewell Ave., Ste 500
Denver, CO  80222

Ernest Staggs, Jr.                           96,667         1.0%
2321 S. Salem Cir.
Aurora, CO  80014

Melissa Walker                                 --            --
2549 South Truckee Way
Aurora, CO  80013

Mark
Savoy                                          --            --
3500 W. Magnolia Blvd
Burbank, CA 91505

Tamela Miller-Carlson                          --            --
5040 W. 128th Place
Broomfield, CO  80020

Anthony Carter                               486,350        5.1%
207 Lakeview Blvd.
Coleraine, MN  55722

Martina Leimcke                              461,432        4.9%
Im Kleine Hope 39
31234 Abbensen, Germany

Edward White
Apt. 416-5 Kdek Ct.
New Westminster, BC V3M 6B6                  535,471        5.6%

The Bridge
Group                                       1,000,000      10.5%
3500 W Magnolia Blvd
Burbank, CA 91505


Item 12.     Certain Relationships and Related Transactions.

     During the fiscal year ended July 31, 2005, the Company entered into the following related party transactions:

     a) The Company accrued $28,800 (2004 - $38,740) to Tyrone Carter, a director and Chief Executive Officer of the Company, for management fees for the year ended July 31, 2005. All directors mutually agreed to this undertaking. No written agreement exists.

     b) The Company accrued $4,615 (2004 - Nil) to Tamela Miller Carson, an officer of the Company, for professional accounting fees.

     c) The Company accrued professional fees to a director and Chief Financial Officer of the Company, Ernest Staggs, for legal and professional services in the amount of $81,708 (2004 - $42,110). The Company availed of Mr. Staggs' services beginning September 29, 2004 to July 31, 2005.

     d) On December 9, 2004, the Company issued 376,809 shares of restricted common stocks in satisfaction of a current obligation to Asset Solutions (Hong Kong) Ltd. for consulting services with a value of $30,000 based on an average price per share of $.07962. The Company accrued two months of consulting fees with a value of $2,500 per month.

     e) The Company issued 500,000 restricted shares of its common stock to the Bridge Group for consulting services. Additionally, there is $1,000 due to The Bridge Group resulting from an overpayment pursuant to a private placement. This amount is included in Due to Related Parties.

During the prior fiscal year, the Company issued a promissory note payable for proceeds of C$13,758 (10,350 inclusive of accrued interest of $350) to State Financial Holdings, Inc. with a director in common. The note is due on demand, unsecured and bears an interest of 10% per annum.

On October 18, 2004, Bravo satisfied the obligation to State Financial Holdings, Inc., by assigning the remaining debt portfolios to State Financial Holdings, Inc., in exchange for release of the remaining obligations including interests. The Company will retain the right to receive all debtor payments currently being made under agreements with those debtors.

On June 24, 2005, the Company entered into an Asset Acquisition Agreement with Alpine Pictures, Inc. Pursuant to the terms of the Asset Purchase Agreement, the Company executed a promissory note in favor of Alpine Pictures, Inc., in the amount of two hundred eleven thousand, seven hundred seventeen dollars ($211,717) payable in full on or before June 27, 2006 bearing an annual interest of 8%. In the course of time, however, wherein the Company will not be able to meet its financial obligations with Alpine Pictures, Inc., it was mutually agreed by both parties that these obligations will be extended beyond the date as specified in the agreement.

At July 31, 2005, the Company had amounts of $208,507 (2004 - $132,090) due to directors, former directors and officers for services provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured, without interest and have no specific terms of repayment. A majority of the balance due represents accruals for services rendered. The total amount of $208,507 as of July 31, 2005, is inclusive of all payments or accruals stated above.

On August 1, 2005, the Company issued a variable principal promissory note to Alpine Pictures, Inc., a company with a director in common. The note bears annual interest at 10% and is due 180 days from written demand by payee. As of July 31, 2005, the principal balance due to Alpine Pictures, Inc., from the Company is $15,925. The balance due on July 31, 2005 was included in the executed note that was authorized by the board of directors.

Item 13. Exhibits.
                                                                          Page
Exhibit   No.     Exhibit Name                                           Number
-------------     ------------                                          -------

Exhibit    3      Articles of Incorporation and By-Laws                     *

Exhibit    4      Instruments Defining the Rights of Security Holders       *

Exhibit   31      Rule 13a-14(a) Certifications                         Ex. 31

Exhibit   32      Section 1350 Certifications                           Ex. 32

------------------
     * Incorporated by reference to the same exhibit filed as part of our Registration Statement on Form 20-F.
-----------------

Item 14. Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for the years ended July 31, 2005, and 2004, by our principal accountant.

                                          2005          2004
                                          ----          ----

    Audit Fees                           $7,107        $14,316 (C$19,025)
    Audit-Related Fees                       --             --
    Financial Information Systems            --             --
    Design and Implementation Fees           --             --
    Tax Fees                                 --             --
    All Other Fees                           --             --

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements by Davidson & Company, Chartered Accountants and Dohan and Company, CPAs, PA as our Independent Certified Public Accountants for the fiscal years ended July 31, 2004 and 2005 respectively. Before Dohan and Company, CPAs, PA was engaged to render audit services, our Board of Directors approved the engagement. Our Board of Directors is of the opinion that the Audit Related Fees charged by Dohan and Company, CPAs, PA are consistent with Dohan and Company, CPAs, PA maintaining its independence from the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRAVO RESOURCE PARTNERS LTD.
                                    (Registrant)



                                    By:  /s/ Tyrone R. Carter
                                         --------------------------------------
                                         Tyrone R. Carter, President


                                    By:  /s/ Ernest Staggs
                                         --------------------------------------
                                         Ernest Staggs, Chief Financial Officer

                                    Date: January 5, 2006

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                            Title                        Date
---------                            -----                        ----


/s/ Tyrone R. Carter              Director and President      January 11, 2006
---------------------------
Tyrone R. Carter


/s/ Ernest E. Staggs Jr.          Director and CFO            January 11, 2006
---------------------------
Ernest E. Staggs Jr.


/s/ Melissa Walker                Director                    January 11, 2006
---------------------------
Melissa Walker


/s/ Mark Savoy                    Director                    January 11, 2006
---------------------------
Mark Savoy