Form 10QSB
period 2005-10-31
BRAVO RESOURCE PARTNERS LTD
filed 2006-02-21
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2005
                                                ----------------


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to______________



                           Commission file No. 0-30770
                                               -------

                          BRAVO RESOURCE PARTNERS LTD.
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


                                 (303) 261-1370
                         ------------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   YES []    NO [X]

Indicate by check mark whether the registrant is a shell Company (as defined in
Rule 12b-2 of the Exchange Act).     YES [X]    NO []

As of February 17, 2006, Bravo Resource Partners Ltd had 9,607,470 issued and outstanding shares of common stock.

Transitional Small Business Disclosure format (Check one):  YES []    NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                          BRAVO RESOURCE PARTNERS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                OCTOBER 31, 2005

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
===========================================================================
                                                               October 31,
                                                                  2005
---------------------------------------------------------------------------
ASSETS
Current
   Cash and cash equivalents                                  $     10,780
   Accounts receivable                                               4,720
   Prepaid expenses                                                    500
   Deferred tax asset, less allowance of $591,391                      --
                                                              -------------

     Total current assets                                           16,000

Property and equipment
   Equipment                                                       193,667
   Furniture                                                        18,050
                                                              -------------

        Total property and equipment                               211,717

   Accumulated depreciation                                        (11,961)
                                                              -------------

        Net property and equipment                                 199,756
                                                              -------------

          Total Assets                                        $    215,756
===========================================================================

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
   Accounts payable and accrued liabilities                   $     76,116
                                                              -------------

     Total current liabilities                                      76,116

Long-term liabilities
    Due to related parties                                         492,298
                                                              -------------
     Total liabilities                                             568,414
                                                              -------------

Commitments and contingencies (Notes 1, 4, and 5)

Deficiency in assets
   Preferred stock:  100,000,000 shares authorized                    --
   Common stock:  No par value, 100,000,000 authorized,
     9,607,470 issued and outstanding                            2,402,872
   Deficit accumulated during development stage                   (597,600)
   Deficit                                                      (1,899,000)
   Accumulated other comprehensive loss                           (258,930)
                                                              -------------

   Total deficiency in assets                                     (352,658)
                                                              -------------

Total liabilities and deficiency in assets                    $    215,756
===========================================================================

See accompanying notes.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                               Cumulative from        Three-Month    Three-Month
                                                                               the Beginning of      Period ended   Period ended
                                                                               Development Stage      October 31,    October 31,
                                                                               (August 1, 2002)              2005           2004
---------------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Consulting                                                                   $    118,271           $   15,000      $   7,500
   Depreciation                                                                       11,961                6,080              -
   License and user fees                                                              18,034                2,763              -
   Management fees                                                                    81,518                    -          7,200
   Office and miscellaneous                                                           41,454                9,150          1,868
   Salaries                                                                           16,683               16,683              -
   Professional fees                                                                 257,763               18,115          1,000
   Shareholder communications and investor relations                                  16,924                    -              -
   Transfer agent and filing fees                                                     31,366                4,174            130
   Travel and promotion                                                               18,498                5,364            941
                                                                               --------------------------------------------------

Total expenses                                                                       612,472               77,329         18,639
                                                                               --------------------------------------------------
Loss before other items                                                             (612,472)             (77,329)       (18,639)
                                                                               --------------------------------------------------

OTHER ITEMS
   Costs recovered                                                                     3,881                    -              -
   Interest expense                                                                  (15,330)              (7,498)           (27)
   Write-down of receivables portfolios                                              (48,367)                   -              -
   Gain on settlement of debt                                                         72,010                    -         46,440
   Foreign currency translation income                                                    64                    -              -
   Other income                                                                          616                  616              -
   Debt recovery income                                                                1,998                    -          1,350
                                                                               --------------------------------------------------
Total other items                                                                     14,872               (6,882)        47,763

                                                                               --------------------------------------------------

Income (loss) before income taxes                                                   (597,600)             (84,211)        29,124
Provision for income taxes                                                              -                    -              -
                                                                               --------------------------------------------------
Net income (loss)                                                                  (597,600)         $$  (84,211)     $   29,124
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments                                           (258,930)                    -              -
                                                                               --------------------------------------------------
Comprehensive Income (Loss)                                                        (856,530)         $$  (84,211)     $   29,124
=================================================================================================================================

Basic and diluted loss per common share                                                                $   (0.01)      $    0.00
=================================================================================================================================

Basic and diluted weighted average number of common shares outstanding                                  9,568,946      7,754,778
=================================================================================================================================

See accompanying notes

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
==================================================================================================================================
                                                                                 Cumulative from
                                                                                 the Beginning      Three-Month     Three-Month
                                                                                 of Development     Period ended    Period ended
                                                                                 Stage (August      October 31,      October 31,
                                                                                   1, 2002)            2005             2004
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from operations                                             $  (597,600)    $  (84,211)      $   29,124
   Adjustments to reconcile net  income (loss) to net cash used in operating activities:
     Write-down of receivables portfolio                                              48,367              -          (46,440)
     Gain on settlement of debt                                                      (72,010)             -                -
     Depreciation expense                                                             11,961          6,080                -
     Common stock issued for services                                                 57,500          7,500                -
   Changes in assets and liabilities
     Decrease (increase) in accounts receivables                                      (4,720)        (4,720)               -
     Decrease  in other receivables                                                    5,054              -            3,761
     Decrease (increase) in prepaid expenses                                            (463)          (500)               -
     (Decrease) increase in accounts payable and accrued liabilities                  62,133         16,785             (925)
     Increase in accrued interest                                                     11,931          7,498                -
     Increase (decrease) in due to related parties                                   245,651        (30,787)          11,849
                                                                                ---------------------------------------------

Net cash used in operating activities                                            $  (232,196)    $  (82,355)          (2,631)
                                                                                ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                                 117,540              -                -
   Stock subscriptions received in advance                                            30,767              -                -
   Proceeds from promissory notes payable-related party                              121,721         96,000                -
   Repayment of promissory notes payable                                              (4,811)             -                -
   Advances from related parties                                                      38,991              -                -
   Repayments to related parties                                                     (10,000)             -          (10,000)
                                                                                ---------------------------------------------

Net cash provided by (used in) financing activities                                  294,208         96,000          (10,000)
                                                                                ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of receivables portfolios                                                (76,171)             -                -
Collection of receivables portfolios                                                  24,139              -                -
                                                                                ---------------------------------------------

Net cash used in investing activities                                                (52,032)             -                -
                                                                                ---------------------------------------------

Effect of foreign currency translation                                                   364              -                -

Change in cash and cash equivalents during period                                     10,344         13,645          (12,631)

Cash and cash equivalents beginning of the period                                        436         (2,865)          13,119
                                                                                ---------------------------------------------

Cash and cash equivalents end of the period                                      $    10,780     $   10,780       $     488
=============================================================================================================================

See accompanying notes.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005
(Unaudited)
================================================================================

1.   NATURE AND CONTINUANCE OF OPERATIONS

     Organization

     Bravo Resource Partners Ltd. (the "Company") was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange ("TSX-V") Policy 2.5, the Company was transferred to the NEX board. The Company is considered to be in the development stage. Prior to becoming inactive, Bravo Resources Partners Ltd. was engaged in the acquisition, exploration, and development of mineral properties, and briefly sought a business opportunity in the consumer debt portfolio industry.

     Acquisition

     On June 27, 2005, the Company acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and production of media productions. By this acquisition and the operation of the newly acquired assets, the Company is entering the film editing and multi-media productions industry including film, movie, and advertising productions.

     Unaudited financial statements

     The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation. Operating results for the three months ending October 31, 2005, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2006.

     Going-concern

     The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company's operations. Without realization of additional capital, it would be unlikely that the Company could continue as a going-concern. It is management's plan in this regard to obtain additional working capital through equity financing which may not be available.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005
(Unaudited)
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Fair Value of Financial Instruments

     Cash, receivables, accounts payable, debt, accrued expenses, and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

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

     Income Taxes

     Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005
(Unaudited)
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont.)

     the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences in events that have been recognized in our financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

     Accounts Receivable

     Accounts receivable are amounts due mainly from reimbursements for expenses paid on behalf of Box Office Productions II, LLC, a California limited liability company. Receivables are accounted for on a quarterly basis plus a fixed 15% rate for consultation and administrative service rendered.

     Income Tax Credits

     Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which they are utilized.

     Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. We use the treasury stock method to compute the dilutive effect of options, warrants, and similar instruments. Under this method the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants, and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. For the periods presented, this calculation proved to be anti-dilutive. As of October 31, 2005, there are no outstanding warrants or options issued or outstanding.

     Reclassifications

     Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

     Recent Pronouncements

     In December 2004, FASB issued Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS123R"). SFAS 123R supersedes APB 25 and its related implementation guidance by requiring entities to recognize the costs of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions) and revises SFAS 123 as follows:

     i. Public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value and nonpublic entities may elect to measure their liabilities to employees incurred in share-based payment transactions at their intrinsic value whereas under SFAS 123, all share-based payment liabilities were measured at their intrinsic value.

     ii. Non public entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005
(Unaudited)
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (cont.)

     iii. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered as opposed to accounting for forfeitures as they occur.

     iv. Incremental compensation cost for a modification of the terms or conditions of an award is measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification whereas SFAS 123 required that the effects of a modification be measured as the difference between the fair value of the modified award at the date it is granted and the award's value immediately before the modification determined based on the shorter of
          (1) its remaining initially estimated expected life or (2) the expected life of the modified award.

     SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

     The adoption of these new pronouncements is not expected to have a material effect on our financial position or results of operations.

3.   ACCOUNTS RECEIVABLE

     On October 1, 2005, the Company agreed with Box Office Productions II, LLC, (hereinafter referred to as "BOP") a California limited liability company, to provide consultation and administrative services. As of October 31, 2005, the Company's accounts receivable from BOP II is $4,720 inclusive of accrued revenue of $616 for the quarter ended October 31, 2005.

4.   RELATED PARTY TRANSACTIONS

     During the three-month period ended October 31, 2005, the Company entered into the following related party transactions: On August 1, 2005, the Company issued a variable principal promissory note to Alpine Pictures, Inc., a company with a director in common. The note bears annual interest at 10% and is due 180 days from written demand by the payee. As of October 31, 2005, the principal balance due to Alpine Pictures, Inc., from the Company is $111,925, plus accrued interest of $3,264. Alpine Pictures, Inc., also holds a promissory note for the purchase of equipment by the Company during the prior fiscal year. The note bears interest at 8%. As of October 31, 2005, the principal balance due to Alpine Pictures, Inc., on that note is $211,717, plus accrued interest of $4,233.

     The Company has an additional payable to related parties of $161,159, for a total of $492,298.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005
(Unaudited)
================================================================================

4. RELATED PARTY TRANSACTIONS (cont.)

     The Company accrued consulting expense with Asset Solutions (Hong Kong) Ltd. A director of the Company represents Asset Solutions (Hong Kong) Ltd., and the director receives compensation from Asset Solutions (Hong Kong) Ltd. Total amount accrued for the period ending October 31, 2005, is $7,500.

5.   CAPITAL STOCK

     The following schedule sets forth the share issuances for the three-month period ended October 31, 2005:

          On August 31, 2005, the Company converted Martina Leimcke Notes Payable of $1,176 (10,226 shares) to securities at $0.115 ($0.15Cdn) per share. The share price for the conversion was negotiated between the parties.

          On August 31, 2005, the TSX Venture Exchange accepted for filing the Company's proposal to issue shares in satisfaction of debt to Asset Solutions (Hong Kong) Limited pursuant to a Consulting Agreement dated December 13, 2004. Pursuant to the approval, the Company issued 114,329 shares in satisfaction of debt in the amount of $7,500 owed at an average of $.0656 per share. The share price was determined pursuant to the Consulting Agreement using the average closing price, for the Company's shares, for the period.

6.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

     ============================================== ==========    =========

                                                        2005         2004
     ---------------------------------------------- ----------    ---------

     Interest                                         $ -0-         $  -0-
     received
     Cash paid during the period for income taxes       -0-            -0-
     Cash paid during the period for interest           -0-            -0-
     ============================================== ==========    =========

     The following non-cash transactions occurred during the quarter ended October 31, 2005:

         Issuance of common stock for services              $7,500
         Conversion of shares for note payable               1,176
         Conversion of shares for satisfaction of debt       7,500

7.   SEGMENTED INFORMATION

     All of our identifiable assets are located in the United States.

8.   SUBSEQUENT EVENTS

     On November 1, 2005, the Company agreed with Box Office Productions II, LLC ("BOP II"), a California limited liability company, to provide consultation and administrative services. These services are rendered to BOP II on at-will basis. Pursuant to the agreement, BOP II also reimburses the Company for rental expenses incurred by the Company for office space.

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

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the SEC may be accessed at the SEC's website, www.sec.gov.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We were incorporated under the laws of the Province of British Columbia on November 14, 1986, under the name Bravo Resources, Inc. On May 6, 1994, Bravo Resources, Inc., changed its business name to Oro Bravo Resources Ltd. After almost six (6) years of operation, we decided to move our corporate domicile to the Yukon Territory, Canada, and subsequently to change the business name to Bravo Resource Partners Ltd.

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

In July 2003, we moved our offices from Vancouver, BC, to Denver, Colorado.

We do not have a website.

On October 1, 2005, we agreed with Box Office Productions II, LLC ("BOP"), a California limited liability company, to provide consultation and administrative services.

During the three months ended October 31, 2005, our net cash used by operating activities was ($82,355). We satisfied our cash requirements during this period by borrowing money.

Following is our plan of operations for the next twelve months:

1. We do not have any available credit, bank financing, or other external sources of liquidity. Due to historical operating losses, operations have not been a source of liquidity. In order to obtain capital and to satisfy our cash needs for the next twelve months, we may need to sell additional shares of common stock or to borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding to meet our cash needs for the next twelve months.

2. No extensive product research and development is necessarily expected to be performed over the term of the plan.

3. For this fiscal year ending July 2006, we are not anticipating any purchase or sale of plant or significant equipment.

4. We do not expect to have any significant changes in the number of employees for this year. At present, we have only three employees: Our President, Tyrone R. Carter, who spends 100% of his time on the Company's business; our Chief Financial Officer, Ernest Staggs, who spends approximately 90% of his time on the Company's business; and Tabea M. Carter, who provides administrative and translation services. Ms. T. Carter spends approximately 50% of her time on the Company's business.

ITEM 3. CONTROLS AND PROCEDURES

     Tyrone R. Carter, our Chief Executive Officer, and Ernest Staggs, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this report and in their opinion our disclosure controls and procedures insure that material information relating to the Company is made known to them by others within the Company, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weaknesses in our internal controls were required.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not involved in any legal proceedings at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

          During the three months ended October 31, 2005, we did not file any reports on Form 8-K.

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


                                    BRAVO RESOURCE PARTNERS LTD.
                                    (Registrant)



   Date: February 21, 2006         By:  /s/ Tyrone R. Carter
         --------------------           -------------------------------------
                                        Tyrone R. Carter, President and Chief
                                        Executive Officer


   Date: February 21, 2006         By:  /s/ Ernest Staggs
         --------------------           -------------------------------------
                                        Ernest Staggs, Principal
                                        Financial and Accounting Officer