Form 10QSB
period 2006-01-31
BRAVO RESOURCE PARTNERS LTD
filed 2006-03-17
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2006
                                                ----------------


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to______________



                           Commission file No. 0-30770
                                               -------

                          BRAVO RESOURCE PARTNERS LTD.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Yukon, British Columbia                           04-3779327
     ----------------------------                      ----------------
     (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                 Identification No.)


                        2993 South Peoria St., Suite 302
                                Aurora, Colorado
                                      80014
        -----------------------------------------------------------------
                (Address of principal executive offices) Zip Code


                                 (303) 261-1370
        -----------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of As of March 17, 2006, Bravo Resource Partners Ltd had 9,607,470 issued and outstanding shares of common stock.

Transitional Small Business Disclosure format (Check one):  YES []    NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                          BRAVO RESOURCE PARTNERS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                JANUARY 31, 2006

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
================================================================================


ASSETS
Current
   Cash and cash equivalents                                       $     3,498
   Accounts receivable                                                  13,219
   Prepaid expenses                                                      1,350
   Deferred tax asset, less allowance of $684,246                        --
                                                                   -----------

     Total current assets
                                                                        18,067

Property and equipment
   Equipment                                                           193,667
   Furniture                                                            18,050
                                                                   -----------

        Total property and equipment                                   211,717

   Accumulated depreciation                                            (20,395)
                                                                   -----------

        Net property and equipment                                     191,322
                                                                   -----------

          Total Assets                                             $   209,389
                                                                   ===========

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
   Accounts payable and accrued liabilities                        $   143,525
                                                                   -----------

     Total current liabilities                                         143,525

Long-term liabilities
    Due to related parties                                             618,055
                                                                   -----------
     Total liabilities                                                 761,580
                                                                   -----------

Commitments and contingencies (Notes 1, 4, and 5)

Deficiency in assets
   Preferred stock:  100,000,000 shares authorized
   Common stock:  No par value, 100,000,000
      authorized, 9,607,470 issued and outstanding                   2,401,696
   Deficit accumulated during development stage                       (795,957)
   Deficit                                                          (1,899,000)
   Accumulated other comprehensive loss                               (258,930)
                                                                   -----------

   Total deficiency in assets                                         (552,191)
                                                                   -----------

Total liabilities and deficiency in assets                         $   209,389
                                                                   ===========
                             See accompanying notes

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
================================================================================


--------------------------------------------------------------------------------------------------------------------------------
                                                     Cumulative
                                                     from the
                                                     Beginning of     Three-Month    Three-Month    Six-Month      Six-Month
                                                     Development      Period ended   Period ended   Period ended   Period ended
                                                     Stage            January 31,    January 31,    January 31,    Janaury 31,
                                                    (August 1, 2002)     2006           2005           2006           2005
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES
   Consulting                                          $   125,771    $     7,500    $      --      $    22,500    $     7,500
   Depreciation                                             20,395          8,434           --           14,514           --
   License and user fees                                    20,628          2,594          1,120          5,357          1,120
   Management fees                                          81,518           --            7,200           --           14,400
   Office and miscellaneous                                 52,100         10,646          1,528         19,796          3,396
   Salaries                                                125,486        108,803           --          125,486           --
   Professional fees                                       308,853         51,090         27,896         69,205         28,896
   Shareholder communications and investor relations        16,924           --              763           --              763
   Transfer agent and filing fees                           32,162            796            815          4,970            945
   Travel and promotion                                     22,753          4,201          1,111          9,619          2,052
                                                       -----------    -----------    -----------    -----------    -----------

Total expenses                                             806,590        194,064         40,433        271,447         59,072
                                                       -----------    -----------    -----------    -----------    -----------
Loss before other items                                   (806,590)      (194,064)       (40,433)      (271,447)       (59,072)
                                                       -----------    -----------    -----------    -----------    -----------

OTHER ITEMS
   Costs recovered                                           3,881           --             --             --             --
   Interest expense                                        (24,720)        (9,390)          --          (16,888)           (27)
   Write-down of receivables portfolios                    (48,367)          --             --             --             --
   Gain on settlement of debt                               72,010           --             --             --           46,440
   Foreign currency translation income                          64           --             --             --             --
   Other income                                              5,767          5,152           --            5,767           --
   Debt recovery income                                      1,998           --              464           --            1,814
                                                       -----------    -----------    -----------    -----------    -----------
Total other items                                           48,227
                                                                           10,633         (4,238)           464        (11,121)
                                                       -----------    -----------    -----------    -----------    -----------

Income (loss) before income taxes                         (795,957)      (198,302)       (39,969)      (282,568)       (10,845)
Provision for income taxes                                    --             --             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------
Net income (loss)                                      $  (795,957)   $  (198,302)   $   (39,969)   $  (282,568)   $   (10,845)
Other comprehensive loss
Foreign currency translation adjustments                  (258,930)          --             --             --             --
                                                       -----------    -----------    -----------    -----------    -----------
Comprehensive Loss                                     $(1,054,887)   $  (198,302)   $   (39,969)   $  (282,568)   $   (10,845)
                                                       ===========    ===========    ===========    ===========    ===========


Basic and diluted loss per common share                               $     (0.02)   $     (0.00)   $     (0.03)   $     (0.00)
                                                                      ===========    ===========    ===========    ===========
Basic and diluted weighted average number of common
shares outstanding                                                      9,568,946      8,037,600      9,607,470      7,896,189
`                                                                     ===========    ===========    ===========    ===========


                             See accompanying notes


BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
================================================================================

                                                                     Cumulative from
                                                                      the Beginning     Six-Month       Six-Month
                                                                      of Development   Period ended    Period ended
                                                                       Stage (August    January 31,    January 31,
                                                                         1, 2002)          2006            2005
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) from operations                                          $   (796,011)   $   (282,622)   $    (10,845)
   Adjustments to reconcile net (loss) to net cash used in
     operating activities:
     Write-down of receivables portfolio                                     48,367            --              --
     Gain on settlement of debt                                             (72,010)           --           (46,440)
     Depreciation expense                                                    20,395          14,514            --
     Common stock issued for services
                                                                             56,324           6,324            --
   Changes in assets and liabilities
     Decrease (increase) in accounts receivables                            (13,219)        (13,219)           --
     Decrease  in other receivables                                           5,036             (18)          3,761
     Decrease (increase) in prepaid expenses                                 (1,313)         (1,350)           --
     (Decrease) increase in accounts payable and accrued liabilities        112,890          67,542            (896)
     Increase in accrued interest                                            21,140          16,707            --
     Increase (decrease) in due to related parties                          276,438            --            22,899
                                                                       ------------    ------------    ------------

Net cash used in operating activities                                  $   (341,963)   $   (192,122)        (31,521)
                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock for cash                                        117,540            --              --
   Stock subscriptions received in advance                                   30,767            --            31,000
   Proceeds from promissory notes payable-related party                     208,821         183,100            --
   Repayment of promissory notes payable                                     (4,811)           --              --
   Advances from related parties                                             54,376          15,385            --
   Repayments to related parties                                            (10,000)           --           (10,000)
                                                                       ------------    ------------    ------------

Net cash provided by (used in) financing activities                         396,693         198,485          21,000
                                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of receivables portfolios                                       (76,171)           --              --
Collection of receivables portfolios                                         24,139            --              --
                                                                       ------------    ------------    ------------

Net cash used in investing activities                                       (52,032)           --              --
                                                                       ------------    ------------    ------------

Effect of foreign currency translation                                          364            --              --

Change in cash and cash equivalents during period                             3,062           6,363         (10,521)

Cash and cash equivalents beginning of the period                               436          (2,865)         13,119
                                                                       ------------    ------------    ------------

Cash and cash equivalents end of the period                            $      3,498    $      3,498    $      2,598
                                                                       ============    ============    ============

                             See accompanying notes.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(Unaudited)


1.   NATURE AND CONTINUANCE OF OPERATIONS

     Organization Bravo Resource Partners Ltd. (the "Company") was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange ("TSX-V") Policy 2.5, the Company was transferred to the NEX board. The Company is considered to be in the development stage. Prior to being transferred to the NEX board, Bravo Resources Partners Ltd. was engaged in the acquisition, exploration, and development of mineral properties, and briefly sought a business opportunity in the consumer debt portfolio industry.

     Acquisition

     On June 27, 2005, the Company acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and development of media productions. By this acquisition and the operation of the newly acquired assets, the Company is entering the film editing and multi-media productions industry including film, movie, and advertising productions.

     Unaudited financial statements

     The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation. Operating results for the three months ending January 31, 2006, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2006.

     Going-concern

     The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company's operations. Without realization of additional capital, it would be unlikely that the Company could continue as a going-concern. It is management's plan in this regard to obtain additional working capital through borrowing or equity financing which may not be available.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(Unaudited)
================================================================================


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

     Foreign currency translation

     For the year ended July 31, 2004, and prior years, the functional currency of the Company and its wholly-owned subsidiaries was the Canadian dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency were translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency were translated at historical rates. Revenue and expense items denominated in a foreign currency were translated at exchange rates prevailing when such items were recognized in the statement of operations. Exchange gain or losses arising on translation of foreign currency items were included in the statement of operations. With respect to the presentation of these consolidated financial statements in the reporting currency, being the United States dollar, the Company follows the current rate method of translation. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholder's equity as accumulated other comprehensive income.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(Unaudited)


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

     Accounts Receivable

     Accounts receivable are amounts due mainly from reimbursements for expenses paid on behalf of Box Office Productions II, LLC, a California limited liability company. Receivables are accounted for on a quarterly basis, accrued monthly, plus a fixed 15% rate for consultation and administrative services rendered.

     Income Tax Credits

     Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which they are utilized.

     Basic and Diluted Net Loss Per Share

     Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. We use the treasury stock method to compute the dilutive effect of options, warrants, and similar instruments. Under this method the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants, and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. For the periods presented, this calculation proved to be anti-dilutive. As of January 31, 2006, there are no outstanding warrants or options issued or outstanding.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(Unaudited)
================================================================================


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

     The adoption of this new pronouncement is not expected to have a material effect on our financial position or results of operations.

3.   ACCOUNTS RECEIVABLE

     On October 1, 2005, the Company agreed with Box Office Productions II, LLC, (hereinafter referred to as "BOP II") a California limited liability company, to provide consultation and administrative services. As of January 31, 2006, the Company's accounts receivable from BOP II is $9,477 inclusive of accrued revenue of $1,724 for the quarter ended January 31, 2006.

4.   RELATED PARTY TRANSACTIONS

     During the three-month period ended October 31, 2005, the Company entered into the following related party transactions:

     On August 1, 2005, the Company issued a variable principal promissory note to Alpine Pictures, Inc., a company with a director in common. The note bears annual interest at 10% and is due 180 days from written demand by the payee. As of January 31, 2006, the principal balance due to Alpine Pictures, Inc., from the Company is $199,025 plus accrued interest of $8,240. Alpine Pictures, Inc., also holds a promissory note for the purchase of equipment by the Company during the prior fiscal year. The note bears interest at 8%. As of January 31, 2006, the principal balance due to Alpine Pictures, Inc., on that note is $211,717, plus accrued interest of $9,877.

     The Company has a total due to related parties of $618,055. This amount consists of $207,331 due to related parties, $199,025 loan from Alpine Pictures, Inc., and $211,717 note payable to Alpine Pictures, Inc., less an other receivable in the amount of $18.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006
(Unaudited)
================================================================================


4.   RELATED PARTY TRANSACTIONS (cont.)

     The Company accrued consulting expense with Asset Solutions (Hong Kong) Ltd. A director of the Company represents Asset Solutions (Hong Kong) Ltd., and the director receives compensation from Asset Solutions (Hong Kong) Ltd. Total amount accrued for the period ending January 31, 2006, is $7,500.

5.   CAPITAL STOCK

     The Company had no share issuances during the three-month period ended January 31, 2006.


6.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                   2005         2004
---------------------------------------------- ----------    ---------

Interest received                                $ -0-         $  -0-
Cash paid during the period for income taxes       -0-            -0-
Cash paid during the period for interest           -0-            -0-
============================================== ==========    =========

     The following non-cash transactions occurred during the quarter ended January 31, 2006:

         Purchase of shares of common stock
                None

7.   SEGMENTED INFORMATION

     All of our identifiable assets are located in the United States.

8.   SUBSEQUENT EVENTS

     In early February 2006, the Company arranged a private placement with Meier Ludwig LLC, a Colorado limited liability company. Under the terms of the private placement, the Company agreed to issue 345,554 common shares at $0.05 per share for gross proceeds of $15,000. The common shares to be issued shall be subject to a hold period that will expire one year after the date of the distribution of the common shares. Meier Ludwig LLC is arm's- length to the Company. Meier Ludwig LLC will beneficially own 582,200 common shares in the capital of the Company, representing approximately 5.7% of the then issued and outstanding share capital of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In July 2003, we moved our offices from Vancouver, BC, to Denver, Colorado.

We do not have a website.

On November 1, 2005, we agreed with Box Office Productions II, LLC ("BOP II"), a California limited liability company, to provide consultation and administrative services.

During the three months ended January 31, 2006, our net cash used by operating activities was $192,122. We satisfied our cash requirements during this period by borrowing money.

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

ITEM 3. CONTROLS AND PROCEDURES

     Tyrone R. Carter, our Chief Executive Officer, and Ernest Staggs, our Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety days prior to the filing date of this report and in their opinion our disclosure controls and procedures insure that material information relating to the Company is made known to them by others within the Company, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

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

     During the three months ended January 31, 2006, we did not file any reports on Form 8-K.

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


                                 BRAVO RESOURCE PARTNERS LTD.
                                 (Registrant)



Date: March 17, 2006            By:  /s/ Tyrone R. Carter
      ---------------                --------------------------------------
                                     Tyrone R. Carter, President and Chief
                                     Executive Officer


Date: March 17, 2006            By:  /s/ Ernest Staggs
      ---------------                --------------------------------------
                                     Ernest Staggs, Principal
                                     Financial and Accounting Officer