Form 10QSB
period 2006-04-30
BRAVO RESOURCE PARTNERS LTD
filed 2006-06-15
CIK 1116137

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006
                                                 ----------------


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

Transitional Small Business Disclosure format (Check one):  YES []    NO [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




                          BRAVO RESOURCE PARTNERS LTD.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 April 30, 2006

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)
============================================================================
                                                                  April 30,
                                                                    2006
----------------------------------------------------------------------------
ASSETS
Current
   Cash and cash equivalents                                     $     3,946
   Accounts receivable
                                                                       3,196
   Prepaid expenses
                                                                       1,350
   Deferred tax asset, less valuation allowance of $805,962             --
                                                                 -----------

     Total current assets
                                                                       8,492

Property and equipment
   Equipment
                                                                     193,667
   Furniture
                                                                      18,050
   Software
                                                                         149
                                                                 -----------

        Total property and equipment
                                                                     211,866

   Accumulated depreciation
                                                                     (28,841)
                                                                 -----------

        Net property and equipment
                                                                     183,025

   Investment in television programs
                                                                      20,397
                                                                 -----------

          Total Assets                                           $   211,914
                                                                 ===========

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
   Accounts payable and accrued liabilities                      $   131,726
                                                                 -----------

     Total current liabilities
                                                                     131,726

Long-term liabilities
    Due to related parties
                                                                     715,172
                                                                 -----------
     Total liabilities
                                                                     846,898
                                                                 -----------

Commitments and contingencies (Notes 1, 4, and 5)

Deficiency in assets
   Preferred stock:  100,000,000 shares authorized                    --
                                                                 -----------
   Common stock:  No par value, 100,000,000 authorized,
     9,953,024 issued and outstanding
                                                                   2,416,696
   Deficit accumulated during development stage
                                                                    (893,750)
   Deficit
                                                                  (1,899,000)
   Accumulated other comprehensive loss
                                                                    (258,930)
                                                                 -----------
  Total deficiency in assets
                                                                    (634,984)
                                                                 -----------

Total liabilities and deficiency in assets                       $   211,914
                                                                 ===========


                             See accompanying notes


BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------------

                                                     Cumulative from    Three-Month   Three-Month     Nine-Month     Nine-Month
                                                     the Beginning of   Period ended  Period ended    Period ended   Period ended
                                                     Development Stage   April  30,    April 30,      April  30,     April 30,
                                                     (August 1, 2002)      2006           2006            2006          2005
                                                       -----------      -----------    -----------    -----------    -----------
EXPENSES
   Consulting                                          $   125,771      $      --      $    12,500    $    22,500    $    20,000
   Depreciation
                                                            28,841            8,446           --           22,960           --
   License and user fees
                                                            22,701            2,072          2,102          7,430          3,222
   Management fees
                                                            81,518             --            7,200           --           21,600
   Office and miscellaneous
                                                            68,730           16,631          2,560         36,426          5,956
   Salaries
                                                           176,695           51,209           --          176,695           --
   Professional fees
                                                           311,133            2,280         11,042         71,485         39,938
   Shareholder communications and investor relations
                                                            16,924             --              697           --            1,460
   Transfer agent and filing fees
                                                            33,592            1,429          6,341          6,400          7,286
   Travel and promotion
                                                            27,171            4,418          3,102         14,037          5,154
                                                       -----------      -----------    -----------    -----------    -----------

Total expenses
                                                           893,076           86,485         45,544        357,933        104,616
                                                       -----------      -----------    -----------    -----------    -----------
Loss before other items
                                                          (893,076)         (86,485)       (45,544)      (357,933)      (104,616)
                                                       -----------      -----------    -----------    -----------    -----------

OTHER ITEMS
   Costs recovered
                                                             3,881             --             --             --             --
   Interest expense
                                                           (36,599)         (11,879)          --          (28,767)           (27)
   Write-down of receivables portfolios
                                                           (48,367)            --             --             --             --
   Gain on settlement of debt
                                                            72,010             --             --             --           46,440
   Foreign currency translation income
                                                                64             --             --             --             --
   Other income
                                                             6,339              571           --            6,339           --
   Debt recovery income
                                                             1,998             --              249           --            2,063
                                                       -----------      -----------    -----------    -----------    -----------
Total other items                                           48,476
                                                                               (674)       (11,308)           249        (22,428)
                                                       -----------      -----------    -----------    -----------    -----------

Income (loss) before income taxes
                                                          (893,750)         (97,793)       (45,295)      (380,361)       (56,140)
Provision for income taxes
                                                       -----------      -----------    -----------    -----------    -----------
Net income (loss)                                      $  (893,750)     $   (97,793)   $   (45,295)   $  (380,361)   $   (56,140)
Other comprehensive loss
Foreign currency translation adjustments
                                                          (258,930)            --             --             --             --
                                                       -----------      -----------    -----------    -----------    -----------
Comprehensive Loss                                     $(1,152,680)     $   (97,793)   $   (45,295)   $  (380,361)   $   (56,140)
                                                       ===========      ===========    ===========    ===========    ===========


Basic and diluted loss per common share                                 $     (0.01)   $     (0.00)   $     (0.04)   $     (0.01)
                                                                        ===========    ===========    ===========    ===========
Basic and diluted weighted average number of common
  shares outstanding                                                      9,615,235      9,118,682      9,704,609      8,294,731
                                                                        ===========    ===========    ===========    ===========

                             See accompanying notes

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
========================================================================================================
                                                             Cumulative
                                                              from the
                                                            Beginning of     Nine-Month      Nine-Month
                                                            Development     Period ended    Period ended
                                                            Stage (August    April 30,        April 30,
                                                              1, 2002)         2006             2005
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) from operations                        $   (893,750)   $   (380,361)   $    (56,140)
   Adjustments to reconcile net  loss to net cash used in
     operating activities:
     Write-down of receivables portfolio
                                                                  48,367            --              --
     Gain on settlement of debt
                                                                 (72,010)           --           (46,440)
     Depreciation expense
                                                                  28,841          22,960            --
     Common stock issued for services
                                                                  56,324           6,324            --
   Changes in assets and liabilities
     (Increase) in accounts receivables
                                                                  (3,196)         (3,196)           --
     Decrease (Increase) in other receivables
                                                                   5,036             (18)          3,761
     (Increase) in prepaid expenses
                                                                  (1,313)         (1,350)           --
     Increase in accounts payable and accrued liabilities
                                                                  89,606          44,258          22,580
     Increase in accrued interest
                                                                  32,589          28,156            --
     Increase (decrease) in due to related parties
                                                                 283,938           7,500          30,099
                                                            ------------    ------------    ------------

Net cash used in operating activities
                                                            $   (425,568)   $   (275,727)        (46,140)
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock
                                                                 132,540          15,000          13,500
   Stock subscriptions received in advance
                                                                  30,767            --            31,000
   Proceeds from promissory notes payable-related party
                                                                 298,421         272,700            --
   Repayment of promissory notes payable
                                                                  (4,811)           --              --
   Advances from related parties
                                                                  54,375          15,384            --
   Repayments to related parties
                                                                 (10,000)           --           (10,000)
                                                            ------------    ------------    ------------

Net cash provided by (used in) financing activities
                                                                 501,292         303,084          34,500
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Puchase of software
                                                                    (149)           (149)           --
Acquisition of receivables portfolios
                                                                 (76,171)           --              --
Investment in television programs
                                                                 (20,397)        (20,397)           --
Collection of receivables portfolios
                                                                  24,139            --              --
                                                            ------------    ------------    ------------

Net cash used in investing activities
                                                                 (72,578)        (20,546)           --
                                                            ------------    ------------    ------------

Effect of foreign currency translation
                                                                     364            --              --

Change in cash and cash equivalents during period
                                                                   3,510           6,811         (11,640)

Cash and cash equivalents beginning of the period
                                                                     436          (2,865)         13,119
                                                            ------------    ------------    ------------

Cash and cash equivalents end of the period                 $      3,946    $      3,946    $      1,479
                                                            ============    ============    ============

                             See accompanying notes.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(Unaudited)
================================================================================

1.   NATURE AND CONTINUANCE OF OPERATIONS

     Organization
     ------------
     Bravo Resource Partners Ltd. (the "Company") was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange ("TSX-V") Policy 2.5, the Company was transferred to the NEX board. The Company is considered to be in the development stage. Prior to being transferred to the NEX board, Bravo Resources Partners Ltd. was engaged in the acquisition, exploration, and development of mineral properties, and briefly sought a business opportunity in the consumer debt portfolio industry.

     On May 4, 2006, the Company announced that its common stock was approved for trading on the Over the Counter Bulletin Board (OTCBB) (OTC Bulletin
     Board: BRPNF) and Pink Sheets. The Company's common stock trades under the stock symbol "BRPNF".

     Acquisition
     -----------
     On June 27, 2005, the Company acquired duplicating, editing, and graphics equipment and software to be used in the creation, editing, and development of media productions. By this acquisition and the operation of the newly acquired assets, the Company is entering the film editing and multi-media productions industry including film, movie, and advertising productions.

     On February 25, 2006, the Company entered into an investment agreement with Shore Drive Productions LLC, a California limited liability company, to participate in the development, production, and distribution of two television series entitled "Ride" and "Uncaged."

     Unaudited financial statements
     ------------------------------
     The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation. Operating results for the three months ending April 30, 2006, may not necessarily be indicative of the results that may be expected for the year ended July 31, 2006.

     Going-concern
     -------------
     The Company's consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company's operations. Without realization of additional capital, it would be unlikely that the Company could continue as a going-concern. It is management's plan in this regard to obtain additional working capital through borrowing or equity financing which may not be available.

         These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(Unaudited)
================================================================================


     Principles of Consolidation
     ---------------------------
     These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Minera Oro Bravo S.A., a company incorporated in Costa Rica, and Minera Oro Bravo Mexico, S.A. de C.V., a company incorporated in Mexico. Significant inter-company balances and transactions were eliminated upon consolidation.

2.   SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Fair Value of Financial Instruments
     -----------------------------------
     Cash, receivables, accounts payable, debt, accrued expenses, and other liabilities are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

     Cash and Cash Equivalents
     -------------------------
     Cash and cash equivalents consist of time deposits and all liquid instruments (including overnight repurchase agreements with a bank) with maturities of three months or less.

     Property and Equipment
     ----------------------
     Property and equipment are stated at cost. Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense currently. Depreciation is computed principally using the straight-line method, based on the estimated useful lives of the assets, which range from three to seven years.

     Estimates
     ---------
     The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from those estimates.

     Foreign currency translation
     ----------------------------
     For the year ended July 31, 2004, and prior years, the functional currency of the Company and its wholly-owned subsidiaries was the Canadian dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency were translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities denominated in a foreign currency were translated at historical rates. Revenue and expense items denominated in a foreign currency were translated at exchange rates prevailing when such items were recognized in the statement of operations. Exchange gain or losses arising on translation of foreign currency items were included in the statement of operations. With respect to the presentation of these consolidated financial statements in the reporting currency, being the United States dollar, the Company follows the current rate method of translation. Accordingly, assets and liabilities are translated into United States dollars at the period-end exchange rates while revenue and expenses are translated at the prevailing exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholder's equity as accumulated other comprehensive income.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(Unaudited)
================================================================================


2.   SIGNIFICANT ACCOUNTING POLICIES (cont.)

     Income Taxes
     ------------
     Income taxes are computed under the provisions of the Financial Accounting Standards Board Statement (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the differences in events that have been recognized in our financial statements compared to the tax returns. Current and deferred taxes are allocated to members of the consolidated group by applying FASB Statement No. 109 to each member as if it were a separate taxpayer.

     Accounts Receivable
     -------------------
     Accounts receivable are amounts due mainly from reimbursements for expenses paid on behalf of Box Office Productions II, LLC, a California limited liability company. Receivables are accounted for on a quarterly basis, plus a fixed 15% rate for consultation and administrative services rendered.

     Income Tax Credits
     ------------------
     Income tax credits will be recognized as a reduction of the provision for income taxes in the year in which they are utilized.

     Basic and Diluted Net Loss Per Share
     ------------------------------------
     Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during each period. We use the treasury stock method to compute the dilutive effect of options, warrants, and similar instruments. Under this method the dilutive effect on loss per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants, and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. For the periods presented, this calculation proved to be anti-dilutive. As of April 30, 2006, there are no outstanding warrants or options issued or outstanding.

     Reclassifications
     -----------------
     Certain   amounts  in  the  prior  year  financial   statements  have  been
     reclassified for comparative purposes to conform to the current year presentation.

     Pronouncements
     --------------

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

     ii. Non-public entities are required to calculate fair value using an appropriate industry sector index for the expected volatility of its share price if it is not practicable to estimate the expected volatility of the entity's share price.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(Unaudited)
================================================================================



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

     SFAS 123R also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF 96-18. SFAS 123R also does not address the accounting for employee share ownership plans which are subject to Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". Public entities, like us, that file as small business issuers will be required to apply SFAS 123R in the first annual reporting period that begins after December 15, 2005.

     The adoption of this new pronouncement is not expected to have a material effect on our financial position or results of operations.

3.   ACCOUNTS RECEIVABLE

     On October 1, 2005, the Company agreed with Box Office Productions II, LLC, (hereinafter referred to as "BOP II") a California limited liability company, to provide consultation and administrative services. As of April 30, 2006, the Company's accounts receivable from BOP II is $3,196, inclusive of accrued revenue of $2,345 for the quarter ended April 30, 2006.

4.   RELATED PARTY TRANSACTIONS

     During the three-month period ended April 30, 2006, the Company entered into the following related party transactions:

     As of April 30, 2006, the principal balance due to Alpine Pictures, Inc., (a company with a former director in common) from a variable principal promissory note issued by the Company to Alpine on August 1, 2005, is $288,625 plus accrued interest of $15,457. The note bears annual interest at 10% and is due 180 days from written demand by the payee. Alpine Pictures, Inc., also holds a promissory note for the purchase of equipment by the Company during the prior fiscal year. The note bears interest at 8%. As of April 30, 2006, the principal balance due to Alpine Pictures, Inc., on that note is $211,717, plus accrued interest of $14,110.

     The Company has a total due to related parties of $715,172. This amount consists of $214,830 due to related parties, $288,625 loan from Alpine Pictures, Inc., and $211,717 note payable to Alpine Pictures, Inc.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(Unaudited)
================================================================================


4.   RELATED PARTY TRANSACTIONS (cont.)

     The Company accrued consulting expenses with Asset Solutions (Hong Kong) Ltd. A director of the Company has represented Asset Solutions (Hong Kong) Ltd. Total amount accrued for the period ending April 30, 2006, is $7,500.

5.   CAPITAL STOCK

     On February 2, 2006, the Company announced that it had arranged a private placement with Meier Ludwig LLC, a Colorado limited liability company. Under the terms of the private placement, the Company issued 345,554 Common shares in the capital of the Company at $0.05US per share for gross proceeds of $15,000.00US. The Common shares issued are subject to a hold period, which will expire one year after the date of the distribution of the Common shares.

     As a result of the proposed transactions described above, Meier Ludwig LLC beneficially owns 582,200 Common shares in the capital of the Company representing approximately 5.7% of the then issued and outstanding share capital of the Company.

     On March 3, 2006, the Company announced that it agreed to issue 1,250,000 shares at $0.08 Canadian in satisfaction of debt in the amount of $88,350 USD owed to an insider, Ernest Staggs, a director and chief financial officer of the Company. The shares were issued on or about May 25, 2006.

     On May 10, 2006, the Company issued 106,958 shares at $0.0825 to Asset Solutions (Hong Kong) Ltd., in satisfaction for $7,500 debt accrued pursuant to consulting agreement.

     On May 18, 2006, the Company issued 500,000 shares at $0.11 to The Bridge Group Inc., in consideration of certain services provided to the Company pursuant to an agreement dated December 22, 2004.


6.   SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                         2005     2004
                                                        -------  -------

     Interest received                                  $ -0-    $ -0-
     Cash paid during the period for income taxes         -0-      -0-
     Cash paid during the period for interest             -0-      -0-
                                                        =======  =======

     The following non-cash transactions occurred during the quarter ended April 30, 2006:

     On March 3, 2006, the Company announced that it agreed to issue 1,250,000 shares at $0.08 Canadian in satisfaction of debt in the amount of $88,350 USD owed to an insider, Ernest Staggs, a director and chief financial officer of the Company. The shares were issued on or about May 25, 2006.


7.   SEGMENTED INFORMATION

     All of our identifiable assets are located in the United States.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006
(Unaudited)
================================================================================


8.   SUBSEQUENT EVENTS

     The Company is a defendant in an interpleader action filed by Everest Exploration, Inc., on or about April 28, 2006. The interpleader action relates to ownership of shares of Everest Exploration, Inc., common stock, which the Company asserts it acquired while the Company pursued reactivation in the debt recovery and collections business. It is too early to determine the outcome of the litigation.

     On May 4, 2006 the Company announced that its common stock was approved for trading on the Over the Counter Bulletin Board (OTCBB) and Pink Sheets. The Company's common stock will trade under the stock symbol "BRPNF".

     On May 5, 2006, the Company announced that Mr. Mark Savoy resigned as a director of the company. Mr. Savoy had been a director of the Company since November 2004.

     On or about May 10, 2006, the Company issued 106,958 stares of common stock to Asset Solutions (Hong Kong) Ltd. in satisfaction for $7,500 debt accrued pursuant to consulting agreement.

     On or about May 18, 2006, the Company issued 500,000 shares of common stock to The Bridge Group, Inc. in consideration of certain services provided to the Company pursuant to an agreement dated December 22, 2004.

     On or about May 25, 2006, the Company issued 1,250,000 shares of common stock to Ernest E. Staggs, a director and Chief Financial Officer, in satisfaction of a debt in the amount of $88,350

            NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

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

On March 2, 2006, we announced that we had entered into an investment agreement with Shore Drive Productions LLC, a California limited liability company, to participate in the development, production, and distribution of two television series entitled "Ride" and "Uncaged."

On February 25, 2006, the Company entered into an agreement to invest $11,075USD in the development of a television series entitled "Uncaged" and $9,300USD in the development of a television series entitled "Ride." Upon distribution of each series, the Company will receive the return of its investment plus thirty percent (30%) from the first sales of the product; in addition, the Company will receive three percent (3%) of gross sales of the series. This agreement is with Shore Drive Productions LLC, a California limited liability company.

During the nine months ended April 30, 2006, our net cash used by operating activities was $281,124. We satisfied our cash requirements during this period by borrowing money.

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

     4. We do not expect to have any significant changes in the number of employees for this year. At present, we have only three employees: Our President, Tyrone R. Carter, who spends 100% of his time on the Company's business; our Chief Financial Officer, Ernest Staggs, who spends approximately 50% of his time on the Company's business; and Tabea M. Carter, who provides administrative and translation services. Ms. T. Carter spends approximately 90% of her time on the Company's business.

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


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

          The Company is a defendant in an interpleader action filed by Everest Exploration, Inc., on or about April 28, 2006 in 148th Judicial District Court, Nueces County, Texas. The Plaintiff is Everest Exploration, Inc. and the defendants are Asset Solutions (Hong Kong) Limited, Raccoon Recovery, LLC and Bravo Resource Partners, Ltd. The interpleader action relates to ownership of 61,114 shares of Everest Exploration, Inc., common stock which the Company asserts it acquired while the company pursued reactivation in the debt recovery and collections business. The Company is seeking a court order determining that it owns the shares of Everest Exploration, Inc. The Company is uncertain the date when the court may decide the case. It is too early to determine the outcome of the litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

          On February 28, 2006, the Company announced that it had arranged a private placement with Meier Ludwig LLC, a Colorado limited liability company. Under the terms of the private placement, the Company agreed to issue 345,554 Common shares in the capital of the Company at $0.05US per share for gross proceeds of $15,000.00US. The Common shares issued shall be subject to a hold period which will expire one year after the date of the distribution of the Common shares

          On March 3, 2006, the Company announced that it agreed to issue 1,250,000 shares at $0.08 Canadian in satisfaction of debt in the amount of $88,350 USD owed to an insider, Ernest Staggs, a director and chief financial officer of the Company. The shares were issued on or about May 25, 2006

          On May 10, 2006, the Company issued 106,958 shares at $0.0825 to Asset Solutions (Hong Kong) Ltd., in satisfaction for $7,500 debt accrued pursuant to consulting agreement.

          On May 18, 2006, the Company issued 500,000 shares at $0.11 to The Bridge Group Inc., in consideration of services provided to the Company related to the Company's trading in the United States pursuant to an agreement dated December 22, 2004.

Item 3. Defaults Upon Senior Securities
        -------------------------------

          None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          The Company held its Annual General  Shareholder  meeting on April 27,
          2006.   The  following   items  were   submitted  to  a  vote  of  the
          shareholders:

          o    Presentation  of the  Report  of the  Board of  Directors  of the
               Company for the financial year ended July 31, 2005; o Presentation of the Company's financial statements for the year ended July 31, 2005, and the report of the Company's auditor on those statements;

          o Election of five members to the Company's Board of Directors to serve until the 2007 Annual Meeting or until their successors are duly elected and qualified; including Ty Carter, Ernest Staggs, Melissa Walker, Mark Savoy and Michael Meier;

          o Ratification of the re-appointment of Dohan and Co. CPA as the Company's independent registered public accounting firm;

          Each of the foregoing items was approved by the vote of the shareholders.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          During the three months ended April 30, 2006, we filed the following reports on Form 8K:


          a.) The following exhibits are filed with this report:

              Number                                 Description
              ------                                 -----------

               31.1                      Rule 13a-14(a)15d-14(a) certification
               31.2                      Rule 13a-14(a)15d-14(a) certification
               32                        Section 1350 certifications

          b.)  Reports on 8-K:

               1.) We filed a Current Report on Form 8-K on February 28, 2006, regarding the announcement of an arrangement of a private placement with Meir Ludwig LLC, a Colorado limited liability company.

               2.) We filed a Current Report on Form 8-K on March 2, 2006 regarding the entering into an investment agreement with Shore Drive Productions, LLC, a California limited liability company, to participate in the development, production, and distribution of two television series entitled "Ride" and "Uncaged."

               3.) We filed a Current Report on Form 8-K on March 3, 2006 regarding entering into an agreement to settle debt owed to an insider, Ernest Staggs, a director and chief financial officer of the Company.

               4.) We filed a Current Report on Form 8-K on May 5, 2006 regarding the immediate resignation of Mr. Mark Savoy as director of The Company.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BRAVO RESOURCE PARTNERS LTD.
                                    (Registrant)



        Date: June 14, 2006         By:  /s/ Tyrone R. Carter
              -----------------          ---------------------------------------
                                          Tyrone R. Carter, President and Chief
                                          Executive Officer


        Date: June 14, 2006          By:  /s/ Ernest Staggs
             ------------------           --------------------------------------
                                          Ernest Staggs, Principal
                                          Financial and Accounting Officer