Form 10-K
period 2009-07-31
BRAVO RESOURCE PARTNERS LTD
filed 2009-11-13
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2009
                               OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-30770

BRAVO RESOURCE PARTNERS LTD.
 (Name of Small Business Issuer in its charter)

Yukon, Canada	04-3779327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4155 East Jewell, Suite 500
Denver, Colorado	80222
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number  (303) 898-1371

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common (no par)
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]No [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or fus such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act).
Yes [ ] No [X].

The issuer’s revenue for the most recent fiscal year was $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (11,809,982 shares) based upon the closing price of the Company’s common stock on October 28, 2009, was approximately $60,231.

As of July 31, 2009, the Company had 11,809,982 issued and outstanding shares of common stock.

Bravo Resource Partners Ltd.

Index

Part I

Part II

Part III

Part IV

Item 15	Exhibits, Financial Statement Schedules	41
	Signatures	42

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time-to-time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K.

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

PART I

Item 1.    Description of Business

    Bravo Resource Partners Ltd. (hereinafter "Bravo" or the "Company") was incorporated under the laws of the Province of British Columbia on November 14, 1986, under the name of Bravo Resources Inc., and on May 6, 1994, the Company changed its name to Oro Bravo Resources Ltd.  Effective January 21, 2000, the Company changed its corporate domicile to the Yukon Territory and changed its name to Bravo Resource Partners Ltd.

  On May 6, 1994, the Company completed a 3 1/2:1 reverse stock split.  On January 21, 2000, the Company completed a 3:1 reverse stock split.  Unless otherwise indicated all per share data has been adjusted to reflect these reverse stock splits.

    Between November 1986 and July 2002, Bravo was engaged in the acquisition, exploration and development of mineral properties.  During this period, the Company's principal mineral properties were the Mamu/Bravo claim group in the Watson Lake Mining District, Yukon Territory, the Rio Nuevo Placer Concession located in Costa Rica, and the Oaxaca Concessions located in Mexico.  In July 2002, the Company abandoned these properties and discontinued mining operations.

    Bravo has two wholly-owned subsidiaries, Minera Oro Bravo S.A., a company incorporated in Costa Rica, and Minera Oro Bravo Mexico S.A. de C.V., a company incorporated in Mexico.  Both of these subsidiaries have been inactive since the Company discontinued  mining operations in July 2002.

    In July 2003, Bravo moved its offices from Vancouver, BC, to Denver, Colorado.

    In January 2004, Bravo signed a letter of intent with State Financial Holdings, Inc., a company owned by Ernest Staggs, a director of the Company, to provide debt recovery services for consumer and commercial debt portfolios held by State Financial.  Pursuant to the letter of intent, the Company agreed to pay State Financial the first $60,000 recovered, and the Company retained the remainder of any amounts recovered.

    In April 2004, the Company and State Financial Holdings, Inc., jointly purchased a consumer debt portfolio with a face value of approximately $465,000 at a purchase price of $22,132.  Pursuant to an agreement with State Financial, Bravo would retain any amounts collected from consumers whose debts were in the portfolio, and Bravo would pay State Financial its investment in the portfolio ($10,000) with ten percent interest.

    In October 2004, Bravo assigned all remaining amounts in its debt portfolios to State Financial Holdings, Inc., in exchange for the release of all of the Company’s remaining obligations to State Financial.

    Bravo earned revenues of $1,350 from collections from the debt portfolio.

    In October 2004, Bravo entered into a Stock Purchase Agreement and a Consulting Agreement with the Bridge Group, Inc.  Pursuant to the Stock Purchase Agreement, Bravo sold 500,000 shares of common stock to the Bridge Group for $50,000.

    The Consulting Agreement provides that the Bridge Group will consult with the Company in the areas of mergers and acquisitions.  In return, the Company agreed to issue 1,500,000 shares of common stock to the Bridge Group, payable as follows:  500,000 shares upon execution of the agreement on October 28, 2004; 500,000 shares when the Company's common stock was listed on the OTC Bulletin Board or its equivalent; and 500,000 shares when the Company acquires an active business.  To date, Bridge Group has received 1,000,000 shares pursuant to the Consulting Agreement, and an additional 500,000 shares will be due when Bravo acquires an active business.

  On June 24, 2005, the Company entered into an Asset Acquisition Agreement with Alpine Pictures, Inc., a California corporation, to purchase duplicating, editing, and graphics equipment for use in the creation, production, and editing of movies, films, and advertisements. Mr. Mark Savoy, a former director of Bravo, was also a director of Alpine Pictures, Inc., at the time of the acquisition. Mr. Tyrone Carter,  a director of Bravo since 2003, is a stockholder of both companies.

  Pursuant to the terms of the Asset Purchase Agreement, on June 27, 2005, Bravo executed a promissory note in favor of Alpine Pictures, Inc., in the amount of two hundred eleven thousand, seven hundred seventeen dollars ($211,717) payable in full on or before June 27, 2006, bearing an annual interest of eight percent.  In the course of time, where it became apparent that the Company was not able to put the assets into use, it was mutually agreed by both parties in a Rescission Agreement entered on October 6, 2006, that the Asset Purchase Agreement would be rescinded and the Company is no longer liable to Alpine Pictures, Inc., for this obligation.  Alpine Pictures, Inc., received the return of the assets in full satisfaction of the obligation.

    On November 1, 2005, Bravo agreed with Box Office Productions II, LLC ("BOP"), a California limited liability company, to provide consultation and administrative services.  The agreement with BOP was terminated in June 2006.

    On February 25, 2006, Bravo entered into an investment agreement with Shore Drive Productions LLC, a California limited liability company, to participate in the development, production, and distribution of two television series entitled "Ride" and "Uncaged."  The Company agreed to invest $11,075 in the development of a television series entitled “Uncaged" and $9,300 in the development of a television series entitled “Ride." The Agreement provided that upon  distribution of each series,  the Company would receive the return of its investment plus thirty percent (30%) from the first sales of the product; in addition, the

    Company would receive three percent (3%) of gross sales of the series.  In 2007, the Company determined that the television series would not be produced or distributed, and the Company wrote off the assets.  In July 2008, the Company sold its rights under the Agreements for $500 to Ki Development, Inc., a Colorado corporation affiliated with Ernest Staggs, an officer and director of the Company.

 On December 5, 2006, the British Columbia Securities Commission issued a Cease Trade Order for the Company based on the Company's failure to file a comparative audited financial statement for its financial year ended July 31, 2006, and Management's Discussion and Analysis for the same period.  The British Columbia Cease Trade Order provides that all trading in Bravo's securities shall cease until Bravo files the required records, including financial statements and management discussion and analysis, and the Executive Director of the British Columbia Securities Commission issues an order revoking the Cease Trade Order.  The British Columbia Cease Trade Order does not preclude a beneficial shareholder who is not, and was not at the date of the order, an insider or control person of the Company, from selling securities acquired before the date of the order if the sale is made through a market outside of Canada, the sale is made through an investment dealer registered in British Columbia, and the investment dealer maintains a record of the details of the sales made under this provision.  The British Columbia Cease Trade Order precludes the Company from issuing stock until the order is revoked.  Following the Cease Trade Order issued by the British Columbia Securities Commission, the Alberta Securities Commission issued a Cease Trade Order based on the Company's failure to make current filings.  The Company will seek the revocation of these cease trade orders once it becomes current with its financial filings.

 Prior to the fiscal year ending July 31, 2010, the Company plans to hold an annual general shareholder meeting for, inter alia, the election of directors and the report of the Company's financial statements.

Business Strategy

       At the present time, we have no business activity, and we are not generating any revenue in the entertainment industry or in any other line of business.  We intend to become active in the film production and entertainment industry with the acquisition of film projects through the issuance of common stock.  We currently have no material assets to devote to the implementation of our plan to produce motion pictures and entertainment product.  We will be required to raise substantial amounts of capital through the issuance of stock in order to become active.  We are seeking to obtain an interest in a film production project or projects through a substantial issuance of stock, and as part of interest in the film project or projects, we intend to obtain the right to produce the project or projects and receive production fees for performing production services.  We will hire and compensate experienced production personnel through a combination of the sale of stock, the acquisition of production rights with the concomitant production revenues, and/or the issuance of stock for the services of experienced personnel.  If we are unable to attract quality film projects and close a transaction with terms similar to those described, then we will be required to find funding to begin the plans that we have outlined herein.  To be clear, we currently have no entertainment project with which to generate revenues and no experienced production personnel who can produce a film project if it is acquired.

       Bravo is a smaller reporting company that currently has no entertainment assets and no production projects.  Our officers and directors have no experience in producing motion pictures or other entertainment product.  Notwithstanding, we intend to acquire quality entertainment projects through asset acquisition using our common stock, and we plan to hire experienced production personnel to complete the projects that are acquired.  Our efforts to identify a target project or projects will be limited to the entertainment industry with a specific emphasis on family films.

       We are presently focused on updating and completing our corporate and securities filings.  Our current emphasis is on corporate filings in both the United States and Canada, providing financial reporting and management discussion and analysis, and preparing for an annual shareholder meeting.  We do not have any specific project or projects under contract, but once the Company is current with its corporate and securities filings, the board will begin searching for appropriate film production and entertainment projects.

        After the Company is current with its corporate requirements, the board will meet to identify appropriate G-rated films and family-genre entertainment projects.  Acquisition of appropriate projects will require the issuance of stock for the rights to the project or projects that will be produced.

     Although we have engaged in minimal operations in the entertainment industry, we have not generated any revenues to date.  We will not generate any operating revenues until consummation of an agreement to acquire an appropriate entertainment project, we are able to secure distributors for the sale of such projects, and sales of such projects occur.

     The Company expects to evaluate projects from time to time and to pursue the acquisition of G-rated film projects and family-genre entertainment. The Company will seek advice from consultants with experience in the entertainment industry and pursue the family-genre projects that management determines are appropriate. The Company’s activities may include any of the activities described in the following description of industry practice.

 Once we have identified and acquired an appropriate entertainment project or projects, we will operate as an independent producer and distributor of entertainment products in film, television, and other multi-media markets focusing exclusively on family entertainment.  We will typically produce and distribute films that are completed and marketed using smaller budgets than those of major studios.  Our intent is to produce quality entertainment suitable for a wide audience at a cost of production that will allow for a better return on investment than that of the major studios.

 The motion picture and entertainment industry may be broadly divided into two major segments: production, which involves the development, financing and other activities associated with making of motion pictures; and distribution, which involves the promotion and exploitation of completed motion pictures in a variety of media.  We will participate in both the production and distribution of entertainment product through the issuance of stock to finance the acquisition of projects.

 Historically, the largest companies, the so-called "Majors" and "Mini-Majors," have dominated the motion picture industry by both producing and distributing a majority of the motion pictures which generate significant theatrical box office receipts. Over the past fifteen years "Independents" or smaller film production and/or distribution companies have played an increasingly significant and sizable role in the production and distribution of motion pictures needed to fill ever the increasing worldwide demand for filmed entertainment product.  We will become active in the entertainment industry as an Independent production and distribution company.

 The Majors (and Mini-Majors) include: NBC-Universal Pictures (a division of General Electric), Warner Bros. Pictures (a division of Time Warner), Metro-Goldwyn-Mayer Inc., Twentieth Century Fox Film Corporation (a division of News Corporation), Paramount Pictures Corporation (a division of Viacom), Sony Pictures Entertainment (including Columbia Pictures, Tri Star Pictures and Triumph Releasing; altogether divisions of Sony) and The Walt Disney Company (Buena Vista Pictures, Touchstone Pictures and Hollywood Pictures). Generally, the Majors own and operate private production studios (including lots, sound stages, production equipment and post-production facilities), have nationwide and/or worldwide distribution organizations, release pictures with direct production costs generally ranging from $25,000,000 to $100,000,000 and collectively provide a near continual source of motion pictures to film exhibitors.

 The Majors also have divisions that are promoted as "independent" distributors of motion pictures, often referred to as the “Mini-Majors.” These "independent" divisions of the Majors include Miramax Films (a division of The Walt Disney Company), Sony Classics (a division of Sony Pictures), Fox Searchlight (a division of Fox News Corporation), and New Line (a division of AOL-Time Warner) and its Fine Line distribution label. Most of these divisions were formerly private production and/or distribution companies.

 In addition to the Mini-Majors, there are private or publicly held production and/or distribution companies, such as Bravo, (collectively referred to as the “Independents”) which engage primarily in the production and/or distribution of motion pictures produced by companies other than those held by the Majors and Mini-Majors. Such Independents include, among others, Trimark Holdings and Lions Gate Entertainment. The Independents typically do not own production studios nor do they employ as large a development and/or production staff as the Majors.

  We will compete with these Majors, Mini-Majors, and other Independents by producing high-quality films and other entertainment with a focused emphasis on the entertainment needs of families.  Our projects will appeal to children while providing the necessary elements to attract parents and other adults to the film.  At present, we have not identified any specific project or projects, but once we are current with our corporate filings, we will focus on raising capital and acquiring quality family-genre entertainment projects.

Motion Picture Production and Financing

 The production of a motion picture requires the financing of the direct costs and indirect overhead costs of development, production and production-related services. Direct production and production-related service costs include film studio rental, cinematography, post-production costs and the compensation of creative, services and other production personnel.  Distribution costs (including costs of advertising and release prints) are not included in direct production costs.  Because we have limited cash to fund the costs of production, we will be required to issue stock to finance the production of the entertainment projects we acquire.

    Majors generally have sufficient cash flow from their motion picture and related activities, or in some cases, from unrelated businesses (e.g., theme parks, publishing, electronics, and merchandising) to acquire new creative properties (e.g., screenplay and novels) and pay for the direct production costs of their motion pictures. Overhead costs are, in substantial part, the salaries and related costs of the production staff and physical facilities, which Majors maintain on a full-time basis. Majors often enter into contracts with writers, producers and other creative personnel for multiple projects or for fixed periods of time.

 Independents generally avoid incurring substantial overhead costs by hiring creative, service and other production personnel, retaining only essential elements, only when they will be required for pre-production, principal photography and post-production activities, on a project-by-project basis. Independents also typically finance their production activities from various sources, including bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete the financing of their motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.  As an Independent film production company, we will use these cost-saving procedures and pre-production financing techniques, in addition to the issuance of stock, to assure that the film projects we acquire are completed.

 "Pre-sales" are often used by Independents to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees or advances paid or guaranteed to the producer by third parties in return for the right to exhibit the completed motion picture in theaters and/or to distribute it in home video, television, international and/or other ancillary markets. Payment commitments for a pre-sale are typically subject to the approval of a number of pre-negotiated factors, including script, production budget, cast and director and to the timely delivery of the completed motion picture in the agreed upon format(s).  We will hire distribution consultants and persons with experience acting as sales agent to negotiate pre-sales and other distribution of our entertainment projects.

 Both Majors and Mini-Majors often acquire motion pictures for distribution through an arrangement known as a "negative pickup" under which the Major or Mini-Major agrees to acquire from another production company, often an Independent, some or all of the rights to a film upon its completion. The Independent often finances the production of a motion picture pursuant to financing arrangements it has made with banks or other lenders wherein the lender obtains a security interest in the film and in the Independent's rights under its distribution arrangement. When the Major or Mini-Major "picks up" the completed motion picture, it may assume some or all of the production financing indebtedness incurred by the production company in connection with the film. In addition, the Independent is often paid a production fee and is granted a participation in the profits from the distribution of the motion picture.  Once we have acquired production projects through the issuance of stock and hired production personnel to oversee the completion of our projects, we will negotiate negative pick-up and other sales agency arrangements with the appropriate distribution channels.

                Majors, Mini-Majors and Independents often grant third-party participations in connection with the distribution and production of a motion picture. Participations are the contractual rights of actors, directors, screenwriters, producers, owners of rights and/or other creative and/or financial contributors entitling them to share in revenues or profits (as defined in their individual respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable only after all distribution and marketing fees and costs; direct production costs (including overhead) and financing costs are recouped by the producer in full.  In addition to granting third-party participations, we may issue stock to certain actors, directors, and other talent to encourage participation in our films.

Financing the Major Motion Picture

 Majors often produce motion pictures whose direct costs exceed $20,000,000. In order for an Independent to produce projects that exceed their equity capabilities, they turn to various outside sources for funding. Some of those sources, which may be used in any combination, include: (1) foreign equity contributions, where a foreign company will exchange equity or the guarantee thereof for the rights to distribute a motion picture in its respective territory(s) and participation in the picture; (2) a guarantee or advance by a distributor or exhibitor for a particular right(s) in a particular territory(s); (3) a sales agent to garner contracts with actual exhibitors which state minimum guarantee(s) for particular or aggregate media; (4) a bank or lending institution which will lend monies based on actual sales contract(s) which license exhibition/distribution rights; (5) a bank or lending institution which will lend monies based on its calculations of potential earnings revenue for the motion picture in question; (6) a third party investor who will fund a portion (usually from 10% to 50%) of the production costs with a participation in the net profit of the motion picture as well as the reimbursement of costs and expenses; and/or (7) an arrangement for or with another Independent production facility to finance and produce the motion picture. By combining (as necessary) the aforementioned outside funding sources, the Independent can create motion pictures which are competitive with the quality and scope of those created by the Major and Mini-Major at costs which would normally exceed the Independent’s possible equity contribution.  Once we have identified and acquired production projects through the issuance of our stock, we will pursue any and all of the aforementioned funding techniques to assure the completed production of our films and other entertainment projects.

Motion Picture Distribution

 Distribution of a motion picture involves the domestic and international licensing of the picture for (i) theatrical exhibition, (ii) home video, (iii) presentation on television, including pay-per-view, video-on-demand, satellites, pay cable, network, basic cable and syndication, (iv) non-theatrical exhibition, which includes airlines, hotels, armed forces facilities and schools and (v) marketing of the other rights in the picture, which may include books, CD-ROMs, merchandising and soundtrack recordings.  As our productions reach completion, we will hire and consult with qualified personnel with experience in the area of motion picture distribution.  These outside consultants and in-house employees may be compensated with stock in addition to any cash fee or salary paid.  At the present time, we have no experienced personnel who can distribute any film project that we may produce, and our plans are wholly dependent upon finding a distributor, a qualified sales agent, or other experienced distribution personnel.

Theatrical Distribution and Exhibition

    Motion pictures are often exhibited first in theaters open to the public where an admission fee is charged. Theatrical distribution involves the manufacture of release prints, licensing of motion pictures to theatrical exhibitors, and promotion of the motion picture through advertising and promotional campaigns. The size and success of the promotional and advertising campaign may materially affect the revenues realized from its theatrical release, generally referred to as "box office gross."

    Box Office Gross represents the total amounts paid by patrons at motion picture theaters for a particular film, as determined from reports furnished by exhibitors. The ability to exhibit films during summer and holiday periods, which are generally considered peak exhibition seasons, may affect the theatrical success of a film. Competition among distributors to obtain exhibition dates in theaters during these seasons is significant. In addition, the costs incurred in connection with the distribution of a motion picture can vary significantly depending on the number of screens on which the motion picture is to be exhibited and whether the motion picture is exhibited during peak exhibition season(s). Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

    Exhibition arrangements with theater operators for the first run of a film generally provide for the exhibitor to pay the greater of 90% of ticket sales in excess of fixed amounts relating to the theater's costs of operation and overhead, or a minimum percentage of ticket sales which varies from 40% to 70% for the first week of an engagement at a particular theater, decreasing each subsequent week to 25% to 30% for the final weeks of the engagement. The length of an engagement depends principally on exhibitors’ evaluation of the audience’s response to the film with respect to the current marketplace (e.g., the success of other films) as weighed against the opportunity cost of exhibiting a “new” release.

 To assure the best possible success in the box office, we may raise funds through the issuance of stock to pay for the prints and advertising necessary to support a films release.  In the alternative, we may enter into agreements with Majors or other Independents to allow them to participate in the Box Office Gross on a film in exchange for the funding of prints and advertising for the film.

Motion Picture Acquisitions

 In addition to developing its own production and production service activities, Bravo plans to acquire rights to films and other programming from Independent film producers, distribution companies and others in order to increase the number of films it can distribute.  Bravo will seek distribution of the entertainment product it produces and acquires through existing release methods such as theatrical, DVD, cable, and free television as well as emerging delivery systems, including internet-based platforms, cell phone, and pay-per-view downloads.  Bravo will increase its ability to generate revenue from its entertainment product by taking advantage of the expanding modes of delivery made possible by new technology.  To be successful, Bravo must locate and track the development and production of numerous independent feature films.

Production

 The Company plans to identify and produce several projects in the next few years.  The Company will receive a production fee for its services as well as potential equity participation in the film or other entertainment project.  As its production slate increases, the Company will employ additional creative talent to fulfill the various production roles required to produce quality entertainment product.  The Company will receive production fees for the work of its production personnel in addition to the distribution fees it will receive from the sale of the completed entertainment product.

Distribution

 One of the most important aspects of the media industry is distribution. Once a media project is produced, it must be distributed.  Bravo plans to employ an experienced sales agent  to head the distribution efforts of the Company.  The sales agent will attend the various film markets and festivals such as the American Film Market, the Cannes film festival and market, MIP and MIP TV.  The sales agent will also contact network programmers, DVD buyers, pay and free TV agents, and theatrical buyers with the intent of accomplishing domestic and international distribution.

 There can be no assurance that we will be able to obtain distributors for our films; however, the Company believes that if it is able to obtain commitments of appropriate, internationally recognizable actors; appealing literary properties; and respected production personnel, its film properties will be suitable for distribution.

  Although the likelihood of developing a distribution arrangement may be increased by addressing the above-mentioned factors, the likelihood of developing a favorable distribution arrangement is dependent upon several factors beyond our control.  Some of these factors include the relative current demand for our type of film offering, the industry-wide supply of that type and competing types of films available for distribution, the financial strength of the potential distributors, and the ever-changing demands of the movie-going public.  Additionally, if the Company's initial attempts to arrange for a distributor are not successful, then arranging for distribution may become more difficult because the Company's bargaining power may have been diminished, and it may not be able to negotiate favorable terms because its film may be deemed to be undesirable.  Circumstances such as these may force the Company into distribution agreements with smaller distributors who may prove to be unable effectively to execute a successful marketing and distribution campaign.

    Because the financing of our motion pictures may be dependent on funds from developing favorable distribution arrangements, if we are unable to arrange for distribution, we may not be able to finance the completion of our motion pictures or adequately promote our motion pictures.

 Motion picture revenues are derived from the worldwide licensing of a motion picture to several distinct markets, each having its own distribution network and potential for profit. The selection of the distributor for each of the Company's feature films will depend upon a number of factors. The Company's most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms. The Company will consider whether, when and in what amount the distributor will make advances to us. The Company will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.  We will consult with and hire experienced production and distribution personnel in order to increase the likelihood that our films and other entertainment product satisfy the demands of the movie-going public and that our productions have the greatest possibility of finding distribution.

Competition

 The motion picture industry is highly competitive. The Company will face intense competition from motion picture studios and numerous independent production companies, most of which have significantly greater financial resources than the Company. All of these companies compete for motion picture projects and talent and are producing motion pictures that compete for exhibition time at theaters, on television and on home video with pictures produced or to be produced or distributed by the Company.  While we are confident that we can attract and acquire the necessary projects and talent to compete, there can be no assurance that our films and entertainment products will be successful in the industry.

Item 1A.  Risk Factors

         An investment in our common shares involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this document before making an investment decision. If any of the following risks actually occurs, our business, results of operations, and financial condition could suffer. In that case, the trading price of our common shares could decline, and you may lose part or all of your investment.

 We may be unable to continue as a going concern.

    Our independent registered public accounting firm has stated in their audit report on our July 31, 2009 and 2008 consolidated financial statements, that we have experienced recurring losses and have a  working capital deficit. Our independent registered public accounting firm has stated in their audit report that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

We have had losses, and we cannot assure future profitability.

                  We have reported operating losses for fiscal years 2007, 2008, and 2009, and for preceding years back to at least 1999.  Our accumulated deficit was $3,128,237 at July 31, 2009, of which $1,229,237 has accumulated since inception of the development state.  Our accumulated deficit at July 31, 2008, was $3,047,324.  We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our debt service, working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations, and financial conditions.

 We do not have sufficient funds to continue as a going concern and will run out of funds by December 31, 2009  unless we are able to raise capital through the issuance of stock.

    We currently have operating expenses related to professional services including auditing fees, legal fees, and other expenses which exceed our current funds available.  Unless we are able to raise additional capital through the issuance of stock, we will not be able to continue as a going concern.  At our current burn rate, we will be depleted of funds by December 31, 2009, which is in the second quarter of our fiscal year ending July 31, 2010.

We have little experience in motion picture production and distribution and will be required to hire experienced personnel to accomplish our business plan.

    Our officers and directors have little if any experience in the production or distribution of motion pictures and no substantial experience in the entertainment industry.  Although we intend to hire experienced and qualified personnel in these areas, there can be no assurance that we will be able to do so.  Our lack of experience and potential inability to hire qualified personnel could have a material adverse effect on our business, results of operations, and financial conditions.

We face substantial capital requirements and financial risks.

                 Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements by raising money through the sale and issuance of shares of our common stock.  Although we intend to continue to reduce the risks of our production exposure through government and industry programs, we cannot assure that we will be able to implement successfully these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future motion pictures. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead, make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

 We plan to raise capital through the sale of our common stock which may result in dilution to our current stockholders. We anticipate using our common stock as a means of raising capital to enable us to enter into and fund the acquisition of entertainment projects.  We do not know how many shares will need to be issued to fund these operations.  The sale of additional shares of our common stock may result in significant dilution to the current stockholders.

    We do not have any available credit, bank financing, or other external sources of liquidity.  We currently do not have any available funding.  If we are unable to obtain external financing through the sale of our common stock, we may not be able to meet future obligations and may not be able to successfully become active in the entertainment industry. Our inability to generate adequate funding could have a material adverse effect on our business, results of operations or financial condition.

    Budget overruns may adversely affect our business. Our business model requires that we be efficient in production of our motion pictures.  Actual motion picture production costs often exceed their budget, sometimes significantly. The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations, and financial condition.

    In addition, if a motion picture incurs substantial budget overruns, we cannot assure that we will recoup these costs, which could have a material adverse effect on our business, results of operations, or financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and thus the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

    Production costs and marketing costs are rising at a faster rate than increases in either domestic admissions to movie theatres or admission ticket prices, leaving us more dependent on other media, such as home video, television and foreign markets, and new media. If we cannot successfully exploit these other media, it could have a material adverse effect on our business, results of operations or financial condition.

 We have no sources of revenue.

     We are currently inactive and have no sources of revenue.  We have no assets from which to generate income and will be required to raise additional capital to continue as a going concern.

Our revenues and results of operations may fluctuate significantly.

    Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations will depend significantly upon the commercial success of the motion pictures that we will distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.  We cannot assure that we will manage the production, acquisition and distribution of future motion pictures in a manner that will provide for revenue in excess of expenses.

    Our revenues and results of operations are vulnerable to currency fluctuations. We report our revenues and results of operations in U.S. dollars, but we expect that a significant portion of our revenues, if any, may be earned outside of the United States. Our principal currency exposure is between Canadian and U.S. dollars.  We cannot accurately predict the impact of future exchange rate fluctuations between the Canadian dollar and the U.S. dollar or other foreign currencies on revenues and operating margins, and fluctuations could have a material adverse effect on our business, results of operations, or financial condition.

    From time to time we may experience currency exposure on distribution and production revenues and expenses from foreign countries, which could have a material adverse effect on our business, results of operations, and financial condition.

                 Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. In accordance with generally accepted accounting principles and industry practice, we will amortize film costs using the “individual-film-forecast” method. Under this accounting method, we will amortize film costs for each film based on the following ratio:

     Revenue earned by title in the current period / Estimated total revenues by title

    We will regularly review, and revise when necessary, our total revenue estimates on a title-by-title basis. This review may result in a change in the rate of amortization and/or a write-down of the film asset to estimated fair value. Results of operations in future years depend upon our amortization of our film costs. Periodic adjustments in amortization rates may significantly affect these results. In addition, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any motion picture over the entire revenue stream expected to be generated by the individual picture.

Failure to manage future growth may adversely affect our business.

                 We may not be able to obtain additional funding to meet our requirements. Our ability to grow through acquisitions, business combinations and joint ventures, to maintain and expand our development, production, and distribution of motion pictures and to fund our operating expenses depends upon our ability to obtain funds through equity or debt financing.  If we do not have access to such financing arrangements, and if other funding does not become available on terms acceptable to us, there could be a material adverse effect on our business, results of operations, or financial condition.

We have no film library and no production projects.

    Although we intend to become active in the entertainment industry, we have no film library and no entertainment product.  Further, we have no production projects at this time.  If we do not develop a film library and are unable to acquire production projects, then we will not be able to generate revenues in the entertainment industry and may not be able to continue as a going concern.

Our ability to exploit the film library we will create may be limited.

                 A significant portion of the film library we will create will come from a small number of titles. We may depend on a limited number of titles for the majority of the revenues we may generate. In addition, some of the titles that will be acquired for our library are not presently distributed and will generate substantially no revenue. If we cannot acquire new product and rights to popular titles through production, distribution agreements, acquisitions, mergers, joint ventures or other strategic alliances, it could have a material adverse effect on our business, results of operations, or financial condition.

 We do not currently have any rights to produce or distribute any film or entertainment project.  Our success in the film industry relies heavily on our ability to obtain rights to distribute any film or entertainment project.  If we are unable to obtain such rights, we may not be able to continue business in the film industry.  Failure to obtain such rights could result in a material adverse effect on our business, results of operations, or financial condition.

Our success depends on external factors in the motion picture and television industry.

                 Our success depends on the commercial success of motion pictures, which is unpredictable.

 Operating in the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and unpredictable audience reactions primarily determine commercial success. Generally, the popularity of motion pictures depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of motion pictures also depends upon the quality and acceptance of motion pictures that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations, and financial condition.

                 In addition, because a motion picture’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance, poor box office results may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our motion pictures will obtain favorable reviews or ratings, or that our motion pictures will perform well at the box office or in ancillary markets. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

                 We could be adversely affected by strikes or other union job actions. The motion pictures that we will produce generally employ actors, writers, and directors who are members of the Screen Actors Guild, Writers Guild of America, and Directors Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. Many productions also employ members of a number of other unions, including, without limitation, the International Alliance of Theatrical and Stage Employees, the Teamsters and the Alliance of Canadian Cinema, Television and Radio Artists. A strike by one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new motion pictures, which could have a material adverse effect on our business, results of operations, or financial condition.

We face substantial competition in all aspects of our business.

    We are smaller and less diversified than many of our competitors.Although we will be an independent distributor and producer, we constantly compete with major U.S. and international studios. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors, and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. The foregoing could have a material adverse effect on our business, results of operations, and financial condition.

    The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts, and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theatre attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, we typically would not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations, and financial condition.

                The limited supply of motion picture screens compounds this product oversupply problem. Currently, a substantial majority of the motion picture screens in the U.S. typically are committed at any one time to only ten to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of motion picture screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our motion pictures may also decrease, which could have a material adverse effect on our business, results of operations or financial condition.

    Technological advances may reduce our ability to exploit our motion pictures. The entertainment industry in general and the motion picture industry in particular continue to undergo significant technological developments, including video-on-demand. This rapid growth of technology combined with shifting consumer tastes could change how consumers view our motion pictures.  For example, an increase in video-on-demand could decrease home video rentals. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our motion pictures through these emerging technologies or whether we have the right to do so for certain of our library titles. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations or financial condition.

The loss of key personnel could adversely affect our business.

                 Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management, including Ernest Staggs, our chief executive officer. We cannot assure that the services of our key personnel will continue to be available to us or that we will be able to successfully negotiate an employment agreement. The loss of services of  this employee or any others who may be hired in the future could have a material adverse effect on our business, results of operations, or financial condition.

We face risks from doing business internationally.

                 We intend to distribute motion picture productions outside the United States and Canada through third party licensees and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

•	changes in local regulatory requirements, including restrictions on content;

•	changes in the laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);

•	differing degrees of protection for intellectual property;

•	instability of foreign economies and governments;

•	cultural barriers; and

•	wars and acts of terrorism.

Any of these factors could have a material adverse effect on our business, results of operations, or financial condition.

Protecting and defending against intellectual property claims may have a material adverse effect on our business.

                 Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We will attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We will also distribute our products in other countries in which there is no copyright and trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations or financial condition.

    Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations, or financial condition. We cannot assure that infringement or invalidity claims will not materially adversely affect our business, results of operations, or financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations, or financial condition.

Piracy of motion pictures, including digital and internet piracy, may reduce the gross receipts from the exploitation of our films.

                 Motion picture piracy is extensive in many parts of the world, including South America, Asia, the countries of the former Soviet Union and other former Eastern bloc countries. Additionally, as motion pictures begin to be digitally distributed using emerging technologies such as the internet and online services, piracy could become more prevalent, including in the U.S., because digital formats are easier to copy. As a result, users can download and distribute unauthorized copies of copyrighted motion pictures over the internet. In addition, there could be increased use of devices capable of making unauthorized copies of motion pictures. As long as pirated content is available to download digitally, many consumers may choose to download such pirated motion pictures rather than pay for motion pictures. Piracy of our films may adversely impact the gross receipts received from the exploitation of these films, which could have a material adverse effect on our business, results of operations, or financial condition.

We have been involved in litigation which if resolved in a manner materially adverse to us could have a material adverse affect on us.

                 We filed a verified complaint for declaratory and injunctive relief and damages against a Canadian citizen seeking a preliminary and permanent injunction against purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, we obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession.  The Defendant directed the issuance of a material number of shares without the authority to do so, and those shares are in the hands of persons who are not authorized shareholders of the Company.  If we are unable to enforce the return of the improper shares, then there would be a material adverse effect on our business, results of operations, and financial condition.  If we are unable to effectuate proper enforcement of the judgment against the Defendant, then there would be a material adverse effect on our business, results of operations, and financial condition.

Item 2.    Description of Property.

Properties.

 Bravo's principal place of business is located at 4155 East Jewell Avenue, Suite 500, Denver, Colorado 80222.  Bravo leases its principal place of business from its President with no lease payment charged at this time.  Bravo has no production or distribution location.  Bravo does not own or lease any properties related to the Company's discontinued operations in the mining industry and has no interest in any mining properties or claims.  Further, the Company's subsidiaries, Minera Oro Bravo, S.A., and Oro Bravo Mexico S.A. de C.V., do not own, lease, or have an interest in any mining properties or claims.

Item 3.    Legal Proceedings.

      The Company was a defendant in an interpleader action filed by Everest Exploration, Inc., on or about April 28, 2006, in 148th Judicial District Court, Nueces County, Texas. The Plaintiff was Everest Exploration, Inc., and the defendants were Asset Solutions (Hong Kong) Ltd., Raccoon Recovery, LLC, and Bravo Resource Partners Ltd. The interpleader action related to ownership of 61,114 shares of Everest Exploration, Inc., common stock. The matter was resolved by settlement pursuant to which the Company received 30,557 shares of Everest Exploration, Inc., as well as dividends from Everest Exploration, Inc., in the amount of $44,653.

                 On or about October 2008, the Company filed a verified complaint for declaratory and injunctive relief and damages in the District Court, City and County of Denver, State of Colorado, against a Canadian citizen, Bart Lawrence, seeking a preliminary and permanent injunction against the defendant to prevent him from purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, the Company obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction from the Denver District Court declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession.  The Company is pursuing its judgment and injunction against Bart Lawrence by seeking enforcement of the judgment and injunction against Transfer Online, Inc., an Oregon corporation.  Transfer Online, Inc. is a transfer agent who did not have authority to act for the Company but on information and belief, purported to do so.  The Company is seeking injunctive relief against Transfer Online, Inc., to seek information it has and to preclude any action by Transfer Online, Inc. purporting to be on behalf of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 2009.

PART II

Item 5.    Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

 Bravo's common stock is currently quoted for trading on the Pink Sheets  under the symbol "BRPNF," and the Company intends to trade on the OTCBB once the Company fulfills the requirements for doing so.  Bravo's common stock is not currently traded on the OTCBB so no information on prices on the OTCBB is available.  Bravo was delisted from the OTCBB in December 2006 because the Company was not current on its financial disclosures at that time.

 The high and low sales prices quoted on the Pink Sheets for Bravo's common shares for each quarterly period since July 31, 2007, are as follows:

	YEAR ENDED 07/31/07		YEAR ENDED 07/31/08		YEAR ENDED 07/31/09
	High	Low	High	Low	High	Low
1st Qtr	0.2000	0.0100	0.0050	0.0040	0.0020	0.0001
2nd Qtr	0.0500	0.0010	0.0040	0.0010	1.0000	0.0004
3rd Qtr	0.0490	0.0040	0.0010	0.0010	0.0030	0.0001
4th Qtr	0.0490	0.0040	0.0010	0.0001	0.0011	0.0002

 The approximate number of holders of Bravo's common equity as of July 31, 2009, is 100.

Bravo has not paid dividends on its common shares and has no current plans to pay dividends.  Bravo has no current equity compensation plans.

 Recent Sales of Unregistered Securities.

 On or about September 15, 2008, the Company agreed to issue shares of common stock in exchange for release of the entire balance due under the variable principal promissory note payable to Alpine Pictures, Inc.  Pursuant to the agreement, the Company agreed to issue 1,525,000 common shares to Alpine Pictures, Inc., contingent upon the cease trade orders being lifted, in exchange for satisfaction of the entire debt obligation, which the parties deemed to be in the amount of $150,000 for this transaction.  The Company and Alpine Pictures, Inc., agreed to issue the shares at a deemed price of $0.098 per share.

 As of July 31, 2009, the Company has entered into five share purchase agreements with Alpine Pictures, Inc., for the issuance of shares following the lifting of the Canadian cease trade orders.  On August 25, 2008, the Company agreed to issue 25,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $2,500.  On September 5, 2008, the Company agreed to issue 50,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $5,000.  On October 3, 2008, the Company agreed to issue 400,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $20,000.  On February 18, 2009, the Company agreed to issue 300,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $15,000.  On May 15, 2009, the Company agreed to issue 400,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $20,000.  The common shares are subject to a hold period as provided by law.  The Company will issue the shares after the Canadian cease trade orders are lifted following the filing of the audited financial statements.

 On May 23, 2008, the Company entered into an agreement with Mr. Meier to extinguish any and all debt or accrued fees owed to him by the Company.  In exchange for extinguishing the $26,000 in accrued debt, the Company agreed to issue 260,000 shares of common stock to Mr. Meier in addition to other consideration.

 On September 15, 2008, the Company entered into a share for debt and settlement agreement with Mr. Staggs by agreeing to settle $90,823 owed him in exchange for 700,000 shares of common stock.

 On September 15, 2008, the Company entered into a share for debt and settlement agreement with Mr. Carter (a director) and Tabea Carter (wife of Mr. Carter and former office manager from July 2005 to June 2006) by agreeing to settle $104,350 owed them in exchange for 700,000 shares of common stock.

 In February 2007, the Company agreed to issue 433,273 common shares in satisfaction of a current obligation to Asset Solutions (Hong Kong) Ltd. for consulting services with a value of $25,000 based on an average price per share of $0.06. The liability was for consulting services at $2,500 per month for the final ten months of a consulting agreement which began in November 2003.  Asset Solutions is a shareholder of the Company and a director of the Company (Ernest Staggs) represented Asset Solutions (Hong Kong) Ltd. as an attorney.  The nature of the representation related to the recovery of distressed assets held by Asset Solutions (Hong Kong) Ltd. as well as miscellaneous business matters.  The consulting agreement with Asset Solutions (Hong Kong) Ltd. provided for forty months of consulting services to be provided by Asset Solutions (Hong Kong) Ltd. at $2,500 per month.  The final payment under the consulting agreement was due in February 2008.  At the option of Bravo, the monthly obligation could be settled with the issuance of shares at the average closing price per share of the Company's common stock for the month in which the obligation was due.  The Company currently has a liability accrued to Asset Solutions (Hong Kong) Ltd. in the amount of $25,000 recorded as "Liabilities due to related parties to be settled in stock" on the accompanying consolidated statements of operations as of July 31, 2008 and 2007.  Such amount will be settled by the issuance of the Company's common stock as described above, once the cease trade order has been lifted.
.
No underwriters were involved in any sale of the Company's stock and no underwriting fees have been involved in any transaction.  The Company has relied on the exemption provided by Rule 506 of Regulation D for these transactions.

As of July 31, 2009, we had approximately 100 shareholders of record in one class of common equity.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis or Plan of Operation

 As of the fiscal year ended, July 31, 2009, and at the current time, we have two employees, Ernest Staggs, our President, and Sheila Barrows, our Interim Secretary.   Mr. Staggs and Ms. Barrows are our only officers.  Neither officer is being compensated at this time. Currently Mr. Staggs spends approximately 80% of his time on the Company’s business, and Ms. Barrows spends less than one percent of her time on the Company's business.

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

For this fiscal year ending July 31, 2009, we anticipate focusing on becoming current with our required regulatory filings and subsequently working toward the acquisition of entertainment and film rights and properties that will allow us to become active in the motion picture production and distribution industry.   Any such acquisitions will require the issuance of stock in exchange for film rights or other entertainment properties.  To the extent practicable, the acquisition of entertainment and film rights and projects could involve the issuance of debt or other borrowing; however, we expect that the majority if not all of any potential acquisitions would primarily involve the issuance of our common stock.  We do not currently have any rights to produce or distribute any film or entertainment project.

No extensive product research and development is necessarily expected to be performed over the term of the plan.

For the calendar year 2009, we are not anticipating any purchase or sale of plant or significant equipment.

Once we have acquired some interest in film rights or other entertainment projects, we expect to have an increase in the number of employees.  Once an acquisition is made, we will hire a Chief Executive Officer and Chief Financial Officer as well as one or more employees to handle production and distribution of the projects created.

Results of Operations for the years ended July 31, 2009 and 2008

 The following information was extracted from our audited consolidated statement of operations to reflect changes in our financial condition.

For the year ended July 31, 2009 and 2008
			Change
	2009	2008	Amount	Percentage
Revenue:	$-	$-	$-	-
Total revenue	-	-	-	-
Operating expenses	68,300	13,369	54,931	410.9%
Loss before other income and expenses	(68,300)	(13,369)	(54,931)	(410.9%)
Other income (expenses)
Interest expense	(11,894)	(21,685)	9,791	45.1%
Gain (loss) on settlement of debt	-	593	(593)	(100.0%)
Loss on disposal of fixed asset	(719)	-	(719)	(100.0%)
Gain on advances for film production	-	500	(500)	(100.0%)
Total	(12,613)	(20,592)	7,979	38.7%
Income before income taxes	(80,913)	(33,961)	(46,952)	(138.3%)
Provision for income taxes	-	-	-	-

Net income (loss)	$(80,913)	$(33,961)	$(46,952)	(138.3%)

 Revenue

 Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.  Despite our attempts to generate revenue in the debt collection and distressed asset business as well as in the entertainment industry, we have not been successful in generating revenues.

 Operating Expenses

 Total operating expenses increased significantly in 2009 due to the Company's activities in becoming current with its regulatory filings. The increase of $54,931 or 411% was caused primarily by an increase in professional accounting services, professional legal fees, and filing fees.  During the first portion of fiscal year 2009, the Company incurred substantial audit and professional fees to complete its audit and file its Form 10 and related amendments with the SEC.  The Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in 2009 due to lack of available funds to pay management fees.

Net Income (Loss)

 Net Loss increased in 2009 ($80,913) compared to 2008 ($33,961) due to the Company's increased expenses related to its regulatory filings as well as the Company's continuing lack of revenues.  The increase in Net Loss $46,952 or  138% was caused primarily by an increase in professional accounting services, professional legal fees, and filing fees.

 Other Income and Expenses

 Interest Expense decreased by $9,791 to $11,894 or 45% in 2009 because the Company entered into a share for debt settlement agreement with Alpine Pictures, Inc., pursuant to which the Company agreed to issue common stock when the cease trade orders on its stock are lifted.  During the fiscal year ended July 31, 2009 interest of $4,206 was expensed prior to settlement of the note.   Additional interest expenses were incurred during the current year for charges on outstanding amounts due for prior services provided to the Company.

 In the fiscal year ended July 31, 2008, the Company sold its interest in two pilot television projects and booked a gain on advances for film production.  The Company had taken a write-down on those assets in the fiscal year ended July 31, 2007, after the Company determined that the television series would not be produced or distributed.

Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
			Change
	2009	2008	Amount	Percentage
Cash provided by or (used in):
Operating activities	(61,084)	351	(61,435)	(17,503%)
Investing activities	0	0	0	0%
Financing activities	62,500	0	62,500	100%
Net change in cash & cash equivalents	1,416	351	1,065	303%

    Operating Activities . Change in net cash provided by operating activities decreased in the fiscal year ended 2009 by approximately 17,503% compared to the same period the previous year. The decrease of $61,435 is a result of an increased loss in 2009 compared to 2008 offset by no increase in due to related parties to be settled in stock and a much smaller increase in accounts payable in 2009 compared to 2008.

 Financing Activities. Our net cash provided by financing activities was $62,500 for the fiscal year ended July 31, 2009, compared to $-0- for the fiscal year ended July 31, 2008.  The increase of $62,500 in 2009 compared to 2008 was a result of the sale of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

 Investing Activities. Our net cash used by investing activities was $0 for the fiscal years ended July 31, 2009 and 2008
.
           Other Credit Line, Liquidity Requirements and Plan of Operations.

  We do not have any available credit, bank financing, or other external sources of liquidity.  There can be no assurance that the Company will be successful in obtaining additional funding to meet the Company’s cash needs for the next twelve months.  We are a development stage company and are in the beginning phases of our film industry operations.  Accordingly, we have relied upon subscription sales of stock to fund our operations.  We have also relied upon settling outstanding debts with common stock.  We intend to continue to rely upon these methods to fund our operations during the next year.

                Stockholders’ deficit totaled $582,415  and $743,704 as of July 31, 2009 and 2008, respectively, and the working capital was a deficit of $582,415 and $744,889 on each respective date.

     We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

      As of July 31, 2009 and 2008, we had $2,599 and $1,183 in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of

SFAS No. 157 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (SFAS No. 158).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending July 31, 2008. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending July 31, 2010. The company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, the “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

 In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS No. 166 to have a material impact on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non authoritative.

Going Concern

Our independent registered public accounting firm has stated in their audit report on our July 31, 2009 and 2008 consolidated financial statements, that we have experienced recurring losses and have working capital deficit and that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates includes the accounting for income taxes and uncertainty in income taxes and depreciation and amortization.

Off-Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 8. Financial Statements and Supplementary Data.

  Our financial statements for the years ended July 31, 2009 and 2008 begin on page F-1.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)

Consolidated Financial Statements
for the Years Ended 2009 and 2008

INDEX

Statement	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of July 31, 2009 and 2008	F-2

Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended July 31, 2009 and 2008 and Cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2009 (unaudited)
F-3

Consolidated Statement of Changes in Stockholders’ Deficit cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2009	F-4

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2009 and 2008 and Cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2009 (unaudited)	F-5

Notes to the Consolidated Financial Statements	F-6

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bravo Resource Partners Ltd.
Yukon, Canada

 We have audited the accompanying consolidated balance sheets of Bravo Resource Partners, Ltd. (a development stage company) (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit), and cash flows for each of the years then ended.  The financial statements cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2005 were audited by other auditors whose report included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2005 include total revenues and net loss of $0 and $513,389, respectively.  Our opinion on the statements of operations and comprehensive loss, stockholders’ (deficit) and cash flows for the cumulative period from the beginning of the development stage (August 1, 2002)  to July 31, 2009, insofar as it relates to amounts for prior periods through July 31, 2005, is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Resource Partners, Ltd. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has no current source of revenue, has experienced recurring losses and negative cash flows from operations and has both an accumulated and working capital deficit at July 31, 2009 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AJ. ROBBINS, P.C.
AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, CO
November 12, 2009

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31,
	2009	2008
ASSETS:

Current

Cash and cash equivalents	$2,599	$1,183
Other receivables	18	18
Total current assets	2,617	1,201

Property and equipment, net	-	1,185

Total Assets	$2,617	$2,386

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$148,005	$141,118
Due to related parties	33,527	235,193
Liabilities due to related parties to be settled in stock	403,500	51,000
Notes payable to related party	-	318,779

Total current liabilities	585,032	746,090

Commitments and Contingencies:	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982
issued and outstanding	2,804,748	2,562,546
Deficit accumulated during development stage	(1,229,237)	(1,148,324)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)

Total stockholders' deficit	(582,415)	(743,704)

Total liabilities and Stockholders' deficit	$2,617	$2,386

See accompanying notes to the audited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the fiscal years ended July 31,		Cumulative from the beginning of development stage (August 1, 2002) to July 31, 2009 (Unaudited)
	2009	2008

REVENUE	$-	$-	$-

EXPENSES
General and administrative expenses	10,189	10,459	825,938
Professional fees	58,111	2,910	410,455

Total Expenses	68,300	13,369	1,236,393

Loss before other income and (expenses)	(68,300)	(13,369)	(1,236,393)

OTHER INCOME AND (EXPENSES)
Interest expense	(11,894)	(21,685)	(50,965)
Settlement income	-	-	44,653
Gain (loss) on settlement of debt	-	593	72,603
Foreign currency translation income	-	-	1,651
Loss on write-down of other asset	-	-	(20,397)
Loss on disposal of fixed asset	(719)	-	(719)
Consulting and administrative income	-	-	2,676
Gain on advances for film production	-	500	500
Other expense	-	-	(2,765)
Other income	-	-	2,407

Total Other income and (expenses)	(12,613)	(20,592)	49,644

Loss before income taxes	(80,913)	(33,961)	(1,186,749)
Provision for income taxes	-	-	-

Net Loss from Continuing Operations	$(80,913)	$(33,961)	$(1,186,749)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	(42,488)

Net Loss	$(80,913)	$(33,961)	$(1,229,237)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	(258,926)

Comprehensive loss	$(80,913)	$(33,961)	$(1,488,163)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	11,809,982	11,809,982

See accompanying notes to the audited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
Cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2009

	Common Stock
	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Stock Subscriptions Received In Advance	Deficit Accumulated During Development Stage	Accumulated Deficit	Total

Opening balance beginning of development stage (August 1, 2002), Unaudited	2,515,240	$1,811,238	$(241,911)	$-	$-	$(1,899,000)	$(329,673)
Net Loss	-	-	-	-	(96,028)	-	(96,028)
Shares issued on January 20, 2003 upon the conversion of $139,708 (CDN 195,000) in convertible notes at $0.107 (CDN 0.149) Per share	1,305,001	139,708	-	-	-	-	139,708
Shares issued for cash on December 23, 2002 at $0.0357 (CDN 0.05) Per share	1,000,000	35,695	-	-	-	-	35,695
Shares issued on December 23, 2002 upon the conversion of convertible notes of $35,695 (CDN 50,000) at $0.0357 (CDN 0.05) Per share	1,000,000	35,695	-	-	-	-	35,695
Adjustment	-						-
Balance at July 31, 2003, Unaudited	5,820,241	2,022,336	(241,911)	-	(96,028)	(1,899,000)	(214,603)

Net Loss	-	-	-	-	(208,779)		(208,779)
Foreign currency translation adjustments	-	-	(17,015)	-	-	-	(17,015)
Shares and warrants issued for cash on November 6, 2004 at $.0753 (CDN 0.10) per unit	334,350	25,180	-	-	-	-	25,180
Shares and warrants issued for cash on November 14, 2003 at $0.115 (CDN 0.15) per unit	259,740	29,895	-	-	-	-	29,895
Shares and warrants issued for cash on May 28, 2004 at $0.109 (CDN 0.15) per unit	131,580	14,459	-	-	-	-	14,459
Shares issued on November 14, 2003 for debt of $125,724 (CDN 167,462) at $0.112 (CDN 0.15) Per share	1,116,410	125,754	-	-	-	-	125,754
Cancellation of escrow shares on October 22, 2003	(83,746)	-	-	-	-	-	-
Subscription received in advance	-	-	-	31,573	-	-	31,573
Balance at July 31, 2004, Unaudited	7,578,575	2,217,624	(258,926)	31,573	(304,807)	(1,899,000)	(213,536)

Net Loss					(208,582)		(208,582)
Shares and warrants issued for cash on August 17, 2004 at $0.11307 (CDN 0.15) per unit	141,950	16,573	-	(16,573)	-	-	-
Shares and warrants issued for cash on August 17, 2004 at $0.15 per unit	100,000	15,000	-	(15,000)	-	-	-
Shares issued on December 9, 2004 for amounts due to a related party at $0.07962 per share	376,809	30,000	-	-	-	-	30,000
Shares issued for cash on October 27, 2004 at $0.10 per share	500,000	50,000	-	-	-	-	50,000
Shares issued on February 7, 2005 for services provided at $0.10 per share.	500,000	50,000	-	-	-	-	50,000
Shares issued on June 24, 2005 for amounts due to a related party at $0.0507 per share	295,807	15,000	-	-	-	-	15,000
Balance at July 31, 2005, Unaudited	9,493,141	2,394,197	(258,926)	-	(513,389)	(1,899,000)	(277,118)

Net Loss					(485,724)		(485,724)
Shares issued on October 31, 2006 for amounts due to a related party at $0.0656 per share	114,329	7,500					7,500
Shares issued for cash on February 2, 2006 at $0.0434 per share	345,554	15,000					15,000
Shares issued on May 10, 2006 for amounts due to a related party at $0.0704 per share	106,958	7,500					7,500
Shares issued on May 18, 2006 for amounts due to a related party at $0.10 per share	500,000	50,000					50,000
Shares issued on May 25, 2006 for amounts due to a related party at $0.07068 per share	1,250,000	88,349	-	-	-	-	88,349
Balance at July 31, 2006	11,809,982	2,562,546	(258,926)	-	(999,113)	(1,899,000)	(594,493)

Net Loss	-	-	-	-	(115,250)	-	(115,250)
Balance at July 31, 2007	11,809,982	2,562,546	(258,926)	-	(1,114,363)	(1,899,000)	(709,743)

Net Loss	-	-	-	-	(33,961)	-	(33,961)
Balance at July 31, 2008	11,809,982	2,562,546	(258,926)	-	(1,148,324)	(1,899,000)	(743,704)

Gain on settlement of accrued liabilities and related party note payable recorded as contributed capital	-	242,202	-	-	-	-	242,202

Net Loss	-	-	-	-	(80,913)	-	(80,913)
Balance at July 31, 2009	11,809,982	$2,804,748	$(258,926)	$-	$(1,229,237)	$(1,899,000)	$(582,415)

See accompanying notes to the audited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal years ended July 31,		Cumulative from the beginning of development stage (August 1, 2002) to July 31, 2009
			(Unaudited)
	2009	2008
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(80,913)	$(33,961)	$(1,229,237)
Adjustments to reconcile net loss to net cash used in
operating activities
Loss from discontinued	-	-	42,488
Loss on disposal of fixed asset	719	-	719
Loss on write down of other assets	-	-	20,397
Gain on settlement of debt	-	-	(72,010)
Depreciation expense	466	460	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	-	37
Increase (decrease) in accounts payable and accrued liabilities	6,887	10,058	432,071
Increase (decrease) in due to related parties to be settled in stock	-	9,750	27,250
Increase in due to related parties	11,757	14,044	198,684

Net cash (used in) provided by operating activities	(61,084)	351	(501,824)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139

Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	62,500	-	62,500
Repayments to related parties	-	-	(10,000)

Net cash provided by (used in) financing activities	62,500	-	578,246

Effect of foreign currency translation	-	-	364

Change in cash and cash equivalents during period	1,416	351	2,163
Cash and cash equivalents beginning of the period	1,183	832	436

Cash and cash equivalents end of the period	$2,599	$1,183	$2,599

See accompanying notes to the audited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Organization
 Bravo Resource Partners Ltd. (the “Company”) was incorporated in the Province of British Columbia on November 14, 1986.  On May 6, 1994, we changed our business name to Oro Bravo Resources Ltd. On January 21, 2000, the Company moved its corporate domicile to the Yukon Territory in British Colombia, Canada under the Business Corporations Act and subsequently changed our business name to Bravo Resource Partners Ltd. Effective August 18, 2003, in accordance with the revised TSX Venture Exchange (“TSX-V”) Policy 2.5, the Company was transferred to the NEX board.  As of 2006, the Company no longer trades on the NEX board.  It was previously designated a TSX Venture inactive issuer; however, the Company discontinued operations and is considered to be in the development stage.  The Company’s fiscal year end is July 31.  Prior to becoming inactive, Bravo Resource Partners Ltd. was engaged in the acquisition, exploration, and development of mineral properties, and briefly sought a business opportunity in the consumer debt portfolio industry.  Bravo has attempted to become active in the debt portfolio and distressed asset recovery business as well as the film editing and multi-media production industry; however, at this time Bravo is inactive and remains in the development stage.   Bravo plans to become active in the film production and entertainment industry once the Company finds an appropriate entertainment project and obtains the financial ability to do so.

Going concern
The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of July 31, 2009, had an accumulated deficit of $3,128,237 and a working capital deficit of $582,415.  The Company has no current source of revenue.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management's plan in this regard to obtain additional working capital through equity financing.  The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures.

2.                SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Minera Oro Bravo S.A., a Company incorporated in Costa Rica, and Minera Oro Bravo Mexico, S.A. de C.V., a Company incorporated in Mexico.  All material inter-company balances and transactions were eliminated upon consolidation.

Unaudited Cumulative Financial Statements
The financial information included on the accompanying consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders' deficit and consolidated statements of cash flows for the cumulative period from the beginning of the development stage (August 1, 2002) to July 31, 2009 is considered unaudited.  The financial information included in this cumulative period for the years ended July 31, 2009, 2008, 2007 and 2006 has been audited by the Company's current auditors'; however, Rule 2-05 of Regulation S-X states the report of auditors of the prior periods must be presented as they are referenced as having audited a portion of the cumulative data.  As it is not practical for the Company to meet the requirements to include the reports of its prior auditors, the cumulative information must be labeled as unaudited.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
Cash, receivables, accounts payable, accrued liabilities, due to related parties and notes payable to related party are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents consist of time deposits and all liquid instruments with original maturities of three months or less.

Property and Equipment
Property and equipment consists of computer and software which have been fully depreciated.  Depreciation is provided for computer and software on the straight-line method over the estimated useful lives of the assets of three to five years.  Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense.  Depreciation expense was $460 and $466 for the years ended July 31, 2008 and 2009.

Advances for Film Production:
Capitalized film costs consist of investments in films which include the unamortized costs of completed films which have been produced by the Company or for which the Company has acquired distribution rights or film libraries.

For films produced by the Company, capitalized costs include all direct production and financing costs, and production overhead. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights.

Costs of acquiring and producing films and of acquired libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participation and residual costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. For titles included in acquired libraries, ultimate revenue includes estimates over a period not to exceed ten years following the date of acquisition.

Capitalized film costs are stated at the lower of amortized cost or estimated fair value on an individual film basis. The valuation of investment in films is reviewed on a title-by-title basis, when an event or changes in circumstances indicated that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

Films in progress include the accumulated costs of production, which have not yet been completed by the Company.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

Films in development include costs of acquiring film rights to original screenplays and costs to adapt such projects. Such costs are capitalized and, upon commencement of production, are transferred to production costs. Projects in development are written off at the earlier of the date determined not to be recoverable or when abandoned, or three years from the date of the initial investment.  See Note 7.

Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year.  Actual results could differ from those estimates.  Significant estimates include accounting for income taxes and uncertainty in income taxes and depreciation.

Income Taxes
In accordance with SFAS 109, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2005 through 2009 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of July 31, 2009.

The Company does not have any unrecognized tax benefits as of August 1, 2007 and July 31, 2009 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of August 1, 2007 or July 31, 2009.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss Per Share
Statement of Financial Accounting Standards No. 128, Earnings Per Share, (“SFAS 128”) provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive.  As of July 31, 2009 and 2008, there are no outstanding warrants, options or other potentially dilutive Securities outstanding.

Concentrations of Credit Risk
The Company maintains all cash in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced a loss in such accounts.

Reclassifications
Certain amounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Stock-Based Compensation
On August 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of August 1, 2006. The accompanying consolidated financial statements as of and for the year ended July 31, 2009 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). The Company did not recognize any stock based compensation expense under SFAS No. 123(R) for the years ended July 31, 2009 or 2008.

Recent Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of  SFAS No. 157 did not have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (SFAS No. 158).  SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending July 31, 2009. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending July  31, 2010. The company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.          SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, the “Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company's financial statements.

In June 2007, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be performed. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus on EITF 07-3 may not be applied to earlier periods and early adoption is not permitted.  The adoption of EITF 07-3 did not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of SFAS No. 133. SFAS 161 applies to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS 133 and related hedged items accounted for under SFAS 133. SFAS 161 requires entities to provide greater transparency through additional disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted  for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS 161 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

 In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect the adoption of SFAS No. 166 to have a material impact on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non authoritative.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.             CAPITAL STOCK

On May 4, 2006 the Company announced that its common stock was approved for trading on the Over the Counter Bulletin Board (OTCBB) and Pink Sheets.  The Company’s common stock trades under the stock symbol “BRPNF”.  On December 5, 2006, the Company received a cease trade order from the British Columbia Securities Commission, and subsequently, the Company received a cease trade order from the Alberta Securities Commission.  The reason for the cease trade orders was the failure to file current audited financial information and management discussion and analysis.

There were no equity transactions during the years ended July 31, 2009 or 2008.  See Note 4 for liabilities due to related parties to be settled in stock.  See Note 10 for liabilities due to related parties to be settled in stock transactions occurring subsequent to year end.

4.             RELATED PARTY TRANSACTIONS

Current Liabilities
 At July 31, 2009 and 2008, the Company had amounts of $33,527 and $235,193 due to directors, former directors and officers, and related parties for services provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured, without interest and have no specific terms of repayment. A majority of the balance due represents accruals for services rendered during 2007 and prior.  During the fiscal year ended July 31, 2009, $209,217 of the amounts due to related parties as of July 31, 2008 were settled and the settled amounts were reclassified to liabilities due to related parties to be settled in stock.

Notes Payable

On August 1, 2005, the Company issued a variable principal promissory note to Alpine Pictures, Inc., a related party.   The note was non-interest bearing and was due 180 days from written demand by payee.  In the event of default, the note bears interest at 10% compounded monthly, beginning 190 days after written demand.  The Company received written demand for payment of this note on August 29, 2007, making the note due by February 25, 2008.  The Company failed to pay the balance in full.  As a result, interest started accruing at the rate of 10%, compounding monthly on March 7, 2008.  The balance of this note as of July 31, 2008 was $318,779.  Accrued interest on this note amounted to $14,044 as of July 31, 2008 and 2007, respectively.  The accrued interest is recorded as due to related parties on the accompanying consolidated balance sheets.  The Company and Alpine disagreed on the amount due under this note on September 15, 2008, the Company entered into a Share for Debt Settlement Agreement whereby the Company agreed to issue 1,525,000 shares of its common stock upon the lifting of the cease trade orders in exchange for the extinguishment of all amounts due under this promissory note.  See settlement discussion below.

During the fiscal year ended July 31, 2009 and 2008, the Company entered into the following related party transactions:

On May 23, 2008, the Company entered into an agreement to satisfy all amounts due or which may be due to one of the directors of the Company.  In exchange for a full and final release of all amounts owed for consulting, expenses, and director fees, the Company agreed to issue, contingent upon the cease trade orders being lifted, to Meier Ludwig, LLC (a Company owned by the director), 260,000 common shares at an agreed upon value of $0.10 per share for total value of $26,000, and the Company agreed to transfer its interest in shares of Everest Exploration, Inc., to Meier Ludwig, LLC.  The value of the Company’s stock to be issued of $26,000 has been recorded as liabilities due to related parties to be settled in stock on the accompanying consolidated balance sheet as of July 31, 2009 and 2008.  See table below regarding liabilities due to related parties to be settled in stock.

On September 15, 2008, the Company entered into a share for debt and settlement agreement with Tyrone Carter (a director) and Tabea Carter (wife of Tyrone Carter and former office manager from July 2005 to June 2006) by agreeing to settle $104,350 owed them in exchange for 700,000 shares of common stock, which shares will be owned jointly by Mr. and Ms. Carter.  The value of the stock was agreed upon at $70,000 or $0.10 per share for settlement purposes only, notwithstanding the acknowledgement of the parties that the actual value of each share was below the $0.10 price per share.  The actual value of the shares issued was $1,400 based upon the closing price of $0.002 per share on September 15, 2008The difference of $34,350 between what was owed and the settlement amount was recorded as contributed capital during its first quarter of fiscal 2009 and is included on the accompanying consolidated statement of changes in stockholders’ deficit for the fiscal year ended July 31, 2009.  Each party is aware the Company is unable to issue stock until the cease trade order is lifted.  The settled liability amount will remain on the Company’s books until the stock is issued.   See table below regarding liabilities due to related parties to be settled in stock.  The shares will be issued after the British Columbia and Alberta cease trade orders are lifted.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 4.               RELATED PARTY TRANSACTIONS (Continued)

On September 15, 2008, the Company entered into a share for debt and settlement agreement with Ernest Staggs, a director, by agreeing to settle $90,823 owed him in exchange for 700,000 shares of common stock.  The value of the stock was agreed upon at $70,000 or $0.10 per share for settlement purposes only, notwithstanding the acknowledgement of the parties that the actual value of each share was below the $0.10 price per share. The actual value of the shares issued was $1,400 based upon the closing price of $0.002 per share on September 15, 2008. The difference of $20,823 between what was owed and the settlement amount was recorded as contributed capital during the first quarter of fiscal 2009 and is included on the accompanying consolidated statement of changes in stockholders’ deficit for the fiscal year ended July 31, 2009.  Each party is aware the Company is unable to issue stock until the cease trade order is lifted.  The settled liability amount will remain on the Company’s books until the stock is issued.  See table below regarding liabilities due to related parties to be settled in stock.  The shares will be issued after the British Columbia and Alberta cease trade order is lifted.

On September 15, 2008, the Company entered into a share for debt and settlement agreement with Alpine Pictures, Inc., a related party.  The parties agreed to convert the entire balance due under the variable principal promissory note payable including interest to Alpine Pictures, Inc., of $337,029 into shares of common stock.  Pursuant to the agreement, the Company agreed to issue 1,525,000 common shares to Alpine Pictures, Inc., contingent upon the cease trade orders being lifted, in exchange for satisfaction of the entire debt obligation, which the parties deemed to be in the amount of $150,000 for this transaction.  The Company and Alpine Pictures, Inc., agreed to issue the shares at a deemed price of $0.098 per share.  The difference of $187,029 between what was owed and the settlement amount was recorded as contributed capital during the first quarter of fiscal 2009 and is included on the accompanying consolidated statement of changes in stockholders’ deficit for the fiscal year ended July 31, 2009. Each party is aware the Company is unable to issue stock until the cease trade order is lifted.  The settled liability amount will remain on the Company’s books until the stock is issued.  See table below regarding liabilities due to related parties to be settled in stock.  The shares will be issued after the British Columbia and Alberta cease trade order is lifted.

As of July 31, 2009, the Company has entered into five share purchase agreements with Alpine Pictures, Inc., for the issuance of shares following the lifting of the cease trade order.  On August 25, 2008, the Company agreed to issue 25,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $2,500.  On September 5, 2008, the Company agreed to issue 50,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $5,000.  On October 3, 2008, the Company agreed to issue 400,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $20,000.  On February 18, 2009, the Company agreed to issue 300,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $15,000.  On May 15, 2009, the Company agreed to issue 400,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $20,000.  Subsequent to the fiscal year ended July 31, 2009, on August 25, 2009, the Company agreed to issue 600,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $30,000.  The common shares are subject to a hold period as provided by law.  Since the Company is unable to issue the stock, the sales prior to July 31, 2009 of $62,500 have been recorded as liabilities due to related parties to be settled in stock on the accompanying consolidated balance sheet as of July 31, 2009.  See table below regarding liabilities due to related parties to be settled in stock.  The shares will be issued after the British Columbia and Alberta cease trade order is lifted.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 4.               RELATED PARTY TRANSACTIONS (Continued)

Liabilities due to related parties to be settled in stock

The following table sets forth the total liability amount to be settled by the issuance of common shares as of the dates set forth contingent upon the cease trade orders from the British Columbia Securities Commission and the Alberta Securities Commission being lifted:

Liabilities due to related parties to be settled in stock	Liability Amount	Shares to be Issued	Price per share
Balance July 31, 2006 (Asset Solutions)	$7,500	76,316	$0.10

Asset Solutions for 2007 services	17,500	356,957	0.05

Balance, July 31, 2007	25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.10

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.10
Settlement with Tyrone and Tabea Carter	70,000	700,000	0.10
Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.10
Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.10
Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.10

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	$403,500	4,793,273

For information on agreements entered after the year ended July 31, 2009, relating to Liabilities to be settled in stock, See Note 10.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.             SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the fiscal years ended July 31,
	2009	2008
Cash paid during the period for income taxes	-0-	-0-
Cash paid during the period for interest	-0-	-0-
Non-cash investing and financing activities:
Settlement of Due to related parties recorded as contributed capital	$55,173	-0-
Settlement of notes payable to related party recorded as contributed capital	$187,029	-0-

6.              INCOME TAXES

A reconciliation of income tax expense at statutory federal and state income tax rates is as follows for the fiscal years ended July 31:
	2009	2008

Income tax expense (benefit) at statutory rate	$(25,892)	$(10,868)
Increase in valuation allowance	25,892	10,868

Income tax expense	$-	$-

Deferred income taxes reflect the net tax effects of the temporary difference of carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows as of July 31:

	2009	2008
Net loss carryforwards totaling $924,430 and $843,517, respectively, expiring 2025 through 2028	$295,817	$269,925
Valuation allowance	(295,817)	(269,925)
Deferred tax assets, net	$-	$-

As a result of the historical significant net losses incurred since inception of the development stage and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

The components of the Company's deferred income tax expense (benefit) are as follows for the fiscal years ended July 31:
	2009	2008

Net loss carryforwards	$25,892	$10,868
Less: valuation allowance	(25,892)	(10,868)

Income tax expense (benefit)	$-	$-

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.                INCOME TAXES (Continued)

The Company incurred operating losses of $80,913 and $33,961 in fiscal year end 2009 and 2008, respectively for U.S. federal and state income tax purposes.  These losses combined with previous losses total $924,430, which may be available to be carried forward to reduce taxable income in future years; however these losses may be limited by section 382 of the Internal Revenue Code in the event of significant ownership change.  Unless utilized, these losses will expire beginning in 2025.  The Company has also incurred operating losses for Canadian income tax purposes of approximately $959,773 which expire through 2015.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements.

7.                ADVANCES FOR FILM PRODUCTION

On February 25, 2006, the Company entered into an investment agreement with Shore Drive Productions LLC, a California limited liability company, to participate in the development, production, and distribution of two television series entitled "Ride" and "Uncaged."  The Company agreed to invest $11,075 in the development of “Uncaged" and $9,300 in the development of   “Ride."  In 2007, the Company determined that the television series would not be produced or distributed, and therefore, the Company wrote off the investments, which is included on the accompanying statements of operations for the year ended July 31, 2007 as loss on write-off of other assets.  Thereafter, in July 2008, the Company sold its rights to the productions for $500 to Ki Development, Inc., a Colorado corporation affiliated with Ernest Staggs, an officer and director of the Company.  The Company has recorded a gain on advances for film production of $500 on the accompanying consolidated statement of operations for the year ended July 31, 2008.

8.             SETTLEMENT INCOME

During 2004 the Company was in the business of debt recovery and as part of that it acquired shares of Everest Exploration, Inc. (“Everest”).  These shares did not have value.  During 2006, Everest paid a dividend.  There were issues in regards to whom the dividend was owed  and who owned the shares as the shares were never issued to the Company but rather to Raccoon Recovery, LLC, a company contracting with the Company.  On October 23, 2006, a settlement was reached in the interpleader action relating to the dividend from Everest Exploration, Inc.  Pursuant to the settlement, the Company received $44,653 as its dividend from its holding in Everest Exploration, Inc. and 30,557 shares of Everest, the shares it was to have owned from the debt recovery business.  The Company received $37,897 in cash and paid attorneys fees with the difference.  The Company recorded a gain on settlement for the $44,653 received during the year ended July 31, 2007.   There is no readily available market value for the Everest shares, and they were determined to have nominal value.  The shares of Everest were later transferred to a related party on May 23, 2008, as partial consideration for the obligation to the related party.  See Note 4.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.             COMMITMENTS AND CONTINGENCIES

In October 2004, Bravo entered into a Stock Purchase Agreement and a Consulting Agreement with the Bridge Group, Inc.  Pursuant to the Stock Purchase Agreement, Bravo sold 500,000 shares of common stock to the Bridge Group for $50,000, and the shares were issued on or about October 27, 2004.

In October 2004, the Company entered into a consulting agreement with the Bridge Group, Inc.  The consulting agreement provides that the Bridge Group will consult with the Company in the areas of mergers and acquisitions.  In return, the Company agreed to issue 1,500,000 shares of common stock to the Bridge Group, payable as follows:  500,000 shares upon execution of the agreement on October 28, 2004; 500,000 shares when the Company's common stock was listed on the OTC Bulletin Board or its equivalent; and 500,000 shares when the Company acquires an active business.  To date, Bridge Group has received 1,000,000 shares pursuant to the Consulting Agreement.  The 1,000,000 shares issued pursuant to the Consulting Agreement are based on (1) the execution of the agreement on October 28, 2004 (issued on February 7, 2005, with a value of $50,000 or $0.10 per share); and (2) the listing of Bravo's common stock on the OTC Bulletin Board which occurred in May 2006 (issued on May 18, 2006, with a value of $50,000 or $0.10 per share).  An additional 500,000 shares will be due when Bravo acquires an active business.

The Company filed a verified complaint for declaratory and injunctive relief and damages against a Canadian citizen seeking a preliminary and permanent injunction against purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, we obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession. The Defendant directed the issuance of a material number of shares without the authority to do so, and those shares are in the hands of persons who are not authorized shareholders of the Company.  If the Company is unable to enforce the return of the improper shares, then there would be a material adverse effect on the Company’s business, results of operations, and financial condition.  If the Company is unable to effectuate proper enforcement of the judgment against the Defendant, then there would be a material adverse effect on the Company’s business, results of operations, and financial condition.  None of the issued and outstanding common shares as stated on the most recent balance sheet dated July 31, 2009, are from inappropriate stock issuances.  The Company is taking legal action to obtain the return of all illegally issued stock certificates.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.             SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between August 1, 2009 and November 12, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that the following events and transactions required disclosure in the footnotes to the financial statements.

Subsequent to the fiscal year ended July 31, 2009, the Company agreed to issue 600,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $30,000 to Alpine Picture, Inc., a related party, See Note 4. The common shares are subject to a hold period as provided by law.  Since the Company is unable to issue the stock, the sale will be recorded as liabilities due to related parties to be settled in stock.  The shares will be issued after the British Columbia and Alberta cease trade order is lifted

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

 Effective November 20, 2008, we retained AJ. Robbins, P.C., Certified Public Accountants, to act as our Independent Registered Public Accountant.  AJ. Robbins, P.C. audited our financial statements for the fiscal years ended July 31, 2008 and 2007 included in this filing as well as for the fiscal year ended July 31, 2006.  AJ. Robbins, P.C., replaced Dohan and Company, CPAs, (“Dohan and Company”) who was our Independent Registered Public Accounting Firm until being replaced by AJ. Robbins, P.C.  Dohan and Company audited our financial statements for the fiscal years ended July 31, 2005 and 2004.  We were unable to pay the Dohan and Company invoices for audit and review; therefore, Dohan and Company effectively declined to stand for re-election as the Company's auditor.  The effective date of the end of the client-auditor relationship with Dohan and Company was November 20, 2008, the date we retained AJ. Robbins, P.C.  There were no disagreements or reportable events with Dohan and Company for the two years ended July 31, 2005, and for the subsequent period through the end of the client-auditor relationship with Dohan and Company.  The reports of Dohan and Company for these fiscal years were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of Dohan and Company contained an explanatory paragraph as to our ability to continue as a going concern.  The change in auditors was recommended and approved by the board of directors.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

          Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Our management, consisting of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of July 31, 2009, our CEO believes that the Company's disclosure controls and procedures do not adequately ensure that material information relating to the Company is made known to him by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of our CEO, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, corrective actions with regard to significant deficiencies or material weakness in our internal controls are required.

Internal Control over Financial Reporting

(a)  Management's Annual Report on Internal Control over Financial Reporting

    Our Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

    Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management assessed the effectiveness of our internal control over financial reporting at July 31, 2009.  Based on that assessment, management has determined that, at July 31, 2009, internal controls over financial reporting were not effective:

    This annual report does not include an attestation report of our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(b)  Changes in Internal Control Over Financial Reporting

    There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the forth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

        None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

           Information concerning our officers and directors follows:

Name	Age	Position

Ernest Staggs	46	President and Director

Tyrone R. Carter	47	Director

Michael Meier	30	Director

Sheila Barrows	35	Interim Secretary

     Each director holds office until his successor is duly elected by the stockholders.  Our officers serve at the pleasure of the Board of Directors.

  Ernest Staggs – Mr. Staggs has served as the Company's President since May 7, 2008.  Previously, Mr. Staggs was the Company’s President between December 18, 2002 and July 2, 2003, and served as the Company's Chief Financial Officer from approximately July 2005 to August 21, 2007.  Mr. Staggs has been a director of the Company since March 12, 2002.  Mr. Staggs has been an attorney in private practice since 1988.  He is a shareholder in the law firm of Ventola & Staggs, P.C., and a consultant with Ki Development, Inc., where he provides consulting services on business affairs matters.  Mr. Staggs has practiced law for over twenty years focusing on general business litigation.  Mr. Staggs has been a business affairs consultant in the entertainment industry for the past two years.  Mr. Staggs has a bachelors degree in accounting (University of Oklahoma - 1985) and a juris doctor (University of Colorado - 1988).

 Tyrone R. Carter – Mr. Carter was President of the Company from July 2, 2003, to January 2008.  Mr. Carter has been a director of the Company since 2003.  Mr. Carter is a licensed professional engineer and the managing member of Astra Engineering, LLC.  Mr. Carter has owned and managed engineering companies that provided services for residential and commercial development.  Mr. Carter spent twelve years in the US Air Force as an engineer.  He obtained a Bachelors Degree in Civil Engineering from the University of Colorado, Denver in 1986 and a Masters Degree in Civil Engineering from the University of Colorado, Boulder in 1991.  Mr. Carter has a private pilot’s license and over 1,000 hours of flight time.

   Michael Meier – Mr. Meier has been a director of the Company since April 27, 2006.  Mr. Meier graduated as mechanical engineer in Caracas Venezuela in 2002.  Mr. Meier studied aviation maintenance at Westwood College of Aviation in Broomfield, Colorado, and graduated with an associate’s degree in applied sciences specializing in airframe and powerplant maintenance in 2004.   In 2007, Mr. Meier received his bachelor of science in aviation technology with a minor in German from Metropolitan College of Denver.  Mr. Meier is the president of M+M LLC in Thornton, Colorado, a position he has held since February 2008.

    Sheila Barrows - Ms. Barrows has been the Interim Secretary of the Company since 2003.  Ms. Barrows is a paralegal in Denver, Colorado.

    Family Relationships

    There are no family relationships among our directors and executive officers.

    Involvement in Certain Legal Proceedings

    None of our directors or executive officers has, during the past five years:

    -Had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or had a receiver, fiscal agent, or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

    -Been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

    -Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdictions, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

            Been the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in (i) above, or to be associated with persons engaged in any such activity;

    Been found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, where the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated ; or

    Been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, where the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

          Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and greater than 10% stockholders filed the required reports during the fiscal year ended July 31, 2009 in a timely manner.

Recommendation of Nominees to the Board

           There were no changes to the procedures by which our stockholders may recommend nominees to our Board of Directors.

Audit Committee; Audit Committee Financial Expert

           We do not currently have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  We are not a “listed company” under SEC rules and are not currently required to have an audit committee.

Miscellaneous

    We do not have a Code of Ethics.  We do not have a compensation committee.  The directors of the Company approve their own compensation since decisions regarding compensation to be paid to the officers and directors are made by the directors.  We do not have any policy which prohibits or limits the power of directors to approve their own compensation.

Item 11.   Executive Compensation.

    The following table sets forth in summary form, the compensation received by (i) each person serving as Chief Executive Officer and (ii) each other executive officer of the Company during the fiscal years indicated.  Our fiscal year ends on July 31.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compen- sation (5)	Total

Ernest Staggs President from May 7, 2008 to current date; Chief Financial Officer from July 2005 to August 21, 2007; And President between December 18, 2002 and July 2, 2003.	2008	-0-(6)	-0-	-0-	-0-	-0-	$-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-

Tyrone R. Carter President from July 2, 2003, to January 2008.	2008	$-0-(7)	-0-	-0-	-0-	-0-	$-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-
_________________

(1)	The dollar value of base salary (cash and non-cash) earned during the fiscal year.
(2)	The dollar value of bonus (cash and non-cash) received.
(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.
(4)                 The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the Table.

(5)              All other compensation received that we could not properly report in any other column of the Table.
(6)
During the fiscal year ending July 31, 2007, the Company accrued salary to Mr. Staggs in the amount of $38,462.  Mr. Staggs was Chief Financial Officer of the Company during this period and provided services relating to the financial reporting of the Company.  No salary was paid to Mr. Staggs in cash during the fiscal years ended July 31, 2009 and 2008.  On September 15, 2008, the Company entered into a share for debt and settlement agreement with Mr. Staggs by agreeing to settle $90,823 owed him in exchange for 700,000 shares of common stock.  The amount of the settled obligation was agreed upon at $70,000 or $0.10 per share for settlement purposes only, notwithstanding the acknowledgement of the parties that the actual value of each share was below the $0.10 price per share.  The actual value of the shares issued was $1,400 based upon the closing price of $0.002 per share on September 15, 2008.  All of the executive compensation owed to Mr. Staggs for the fiscal year ended July 31, 2007, was included in the share for debt settlement.  None of the debt converted to shares pursuant to the September 15, 2008 agreement was for payment for services or salaries during the fiscal year ended July 31, 2008.  Mr. Staggs receives no fees or other compensation for his services as a director of the Company.

(7)
 During the fiscal year ending July 31, 2007, the Company accrued salary to Mr. Carter in the amount of $23,077.  Mr. Carter was President of the Company during this period when the Company was pursuing its interests in television projects.  No salary was paid to Mr. Carter in cash during the fiscal years ended July 31, 2009 and 2008.  On September 15, 2008, the Company entered into a share for debt and settlement agreement with Mr. Carter (a director) and Tabea Carter (wife of Tyrone Carter and former office manager from July 2005 to June 2006) by agreeing to settle $104,350 owed them in exchange for 700,000 shares of common stock, which shares will be jointly owned by both Mr. and Ms. Carter.  The agreement extinguished the $104,350 owed, and the amount of the settled obligation was agreed upon at $70,000 or $0.10 per share, notwithstanding the acknowledgement of the parties that the actual value of each share was below the $0.10 price per share.  The actual value of the shares issued was $1,400 based upon the closing price of $0.002 per share on September 15, 2008. All of the executive compensation owed to Messrs. Staggs and Carter for the fiscal year ended July 31, 2007, was included in the share for debt settlement.  None of the debt converted to shares pursuant to the September 15, 2008 agreement was for payment for services or salaries during the fiscal year ended July 31, 2008.  Mr. Carter receives no fees or other compensation for his services as a director of the Company.

The Company’s board of directors may increase the compensation paid to its officers depending upon a variety of factors, including the results of future operations.

The Company does not have a compensation committee separate from its Board of Directors.  The Board of Directors has reviewed and discussed the compensation discussion and analysis with management, and based on the review and discussion, the Board of Directors recommends that the compensation discussion and analysis  be included in the Company's annual report on Form 10-K.  The Board of Directors consists of Ernest Staggs, Tyrone Carter, and Michael Meier.

Employment Contracts

The Company has no employment contracts with any officer or director at this time.

Long-Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

None.

Stock Option and Bonus Plans

Options Granted during the Fiscal Years Ended July 31, 2007; 2008; and 2009:  None.

As of July 31, 2009, we did not have any stock option or bonus plans and did not have any outstanding options.

Compensation of Directors

 The following table sets forth in summary form, the compensation received for serving as a director by each person who was a director during the fiscal years indicated.  These amounts do not include compensation received as an officer of the Company, which amounts are set forth in the foregoing table for "Executive Compensation."  Our fiscal year ends on July 31.

Name and Principal Position	Fiscal Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Non-equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings (5)	All Other Compen- sation (6)	Total

Michael Meier Director since April 2006	2009	$-0-(7)	-0-	-0-	-0-	-0-	-0-	$-0-
	2008	$10,830(7)	-0-	-0-	-0-	-0-	-0-	$10,830

Tyrone R. Carter Director since 2004	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ernest Staggs Director since 2002	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2008		-0-	-0-	-0-	-0-	-0-	-0-	-0-

 _________________

(1)	The dollar value of fees earned or paid in cash during the fiscal year.
(2)	The dollar value of stock awards received.
(3) (4) (5) (6)	The dollar value of option awards received.
 The dollar value of Non-equity Incentive Plan Compensation received during the period. The dollar value of Nonqualified Deferred Compensation Earnings received during the period. All other compensation received that we could not properly report in any other column of the Table.
(7)  On May 23, 2008, the Company entered into an agreement with Mr. Meier to extinguish any and all debt or accrued fees owed to him by the Company.  The Company accrued $26,000 in fees for twenty-four months (from May 2006 to May 2008) at $1,083 per month.  In exchange for extinguishing the $26,000 in accrual, the Company agreed to issue 260,000 shares of common stock to Mr. Meier and to transfer its interest in shares of Everest Exploration, Inc.  Mr. Meier accrued fees for his services as a director in the amount of $1,083 per month from May 2006 to May 23, 2008.  Since May 23, 2008, Mr. Meier receives no fees or other compensation for his services as a director of the Company, and the Company currently has no amounts owing to Mr. Meier.

Standard Arrangements.  Currently the Company does not pay its directors for serving as directors.  The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.  In the future, the Company may pay its directors a fee for service.

Other Arrangements.   None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Security Ownership of Certain Beneficial Owners and Management.

 The following table shows, as of October 29, 2009, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s common stock (ii) each officer and director of the Company (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tyrone R. Carter 4155 E. Jewell Ave., Ste 500 Denver, CO 80222	2,120,500 (1)	18%

Ernest Staggs, Jr. 2321 S. Salem Cir. Aurora, CO 80014	1,346,667 (1)	11.4%

Michael Meier 915 E. 128th Ct Thornton, CO 80241	582,200 (1)	5%

The Bridge Group, Inc. 3500 W. Magnolia Blvd. Burbank, CA 91505	1,500,000 (2)	12.7%

Alpine Pictures, Inc. 3500 W. Magnolia Blvd. Burbank, CA 91505	(3)

Tabea Carter P.O. Box 440204 Aurora, CO 80044	(1)	-0-%

Management and Directors as a Group	4,049,367(4)	34%
_____________

 (1)  Tyrone Carter (director), and his wife Tabea Carter (a former office manager for the Company from July 2005 to June 2006), Ernest Staggs (director), and Michael Meier (director) have entered into debt for share agreements with the Company whereby liabilities owed to these directors will be exchanged for shares of the Company's common stock as follows:  Tyrone Carter and Tabea Carter - 700,000 shares; Ernest Staggs - 700,000 shares; Michael Meier - 260,000 shares (Mr. Meier's shares will be issued to Meier Ludwig LLC, a company he controls).  For additional information on these share issuances, please refer to the Company's financial statements and the notes thereto included with this Form 10-K.

 (2)  The Chief Executive of the Bridge Group, Inc., is Michael K. Douglas.

  (3)  As of October 31, 2009 (end of third quarter), Alpine Pictures, Inc., has entered into stock purchase agreements whereby Alpine Pictures, Inc., has purchased 1,775,000 shares of Bravo's common stock for $92,500.  In addition to these stock purchases, Alpine Pictures, Inc., has entered into a debt for share settlement agreement whereby all liabilities owed to Alpine will be satisfied with the issuance of 1,525,000 shares of the Company's common stock.  The Company will issue the shares of stock after the audited financial statements are completed and the Company is current with all of its U.S. and Canadian filing requirements, and the Canadian cease trade orders are lifted.

 (4)  The disclosure for Management and Directors as a Group includes shares currently held by Tyrone Carter, Ernest Staggs, and Michael Meier.  The shares set forth in the table do not include the shares that will be held by this group after the issuances set forth in footnote (1) above, which shares will be issued upon the revocation of the cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  See Item 1, page 6.  After the issuance of the shares set forth in footnote (1) above, the group will own 5,709,367 shares representing forty-two percent of the class.

  Item 13.  Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ended July 31, 2009, the Company entered into the following related party transactions:

 On September 15, 2008, the Company entered into a share for debt and settlement agreement with Mr. Carter (a director) and Tabea Carter (wife of Tyrone Carter and former office manager from July 2005 to June 2006) by agreeing to settle $104,350 owed them in exchange for 700,000 shares of common stock, which shares will be owned jointly by Mr. and Ms. Carter.  The agreement extinguished the $104,350 owed, and the amount of the settled obligation was agreed upon at $70,000 or $0.10 per share, notwithstanding the acknowledgement of the parties that the actual value of each share was below the $0.10 price per share.  The actual value of the shares issued was $1,400 based upon the closing price of $0.002 per share on September 15, 2008.  The debt owed to Mr. Carter did not accrue interest and was owed for, inter alia, management fees, services, and non-reimbursed expenses.  The shares will be issued after the British Columbia and Alberta cease trade orders are lifted.

           On September 15, 2008, the Company entered into a share for debt and settlement agreement with Ernest Staggs, a director, by agreeing to settle $90,823 owed him in exchange for 700,000 shares of common stock.  The amount of the settled obligation was agreed upon at $70,000 or $0.10 per share for settlement purposes only, notwithstanding the acknowledgement of the parties that the actual value of each share was below the $0.10 price per share.The actual value of the shares issued was $1,400 based upon the closing price of $0.002 per share on September 15, 2008. The debt owed to Mr. Staggs did not accrue interest and was owed for, inter alia, management fees, services, and non-reimbursed expenses.  The shares will be issued after the British Columbia and Alberta cease trade order is lifted.

On or about September 15, 2008, the Company agreed to issue shares of common stock in exchange for release of the entire balance due under the variable principal promissory note payable to Alpine Pictures, Inc.  Pursuant to the agreement, the Company agreed to issue 1,525,000 common shares to Alpine Pictures, Inc., contingent upon the cease trade orders being lifted, in exchange for satisfaction of the entire debt obligation, which the parties deemed to be in the amount of $150,000 for this transaction.  The Company and Alpine Pictures, Inc., agreed to issue the shares at a deemed price of $0.098 per share.

 As of July 31, 2009, the Company has entered into five share purchase agreements with Alpine Pictures, Inc., for the issuance of shares following the lifting of the cease trade order.  On August 25, 2008, the Company agreed to issue 25,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $2,500.  On September 5, 2008, the Company agreed to issue 50,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $5,000.  On October 3, 2008, the Company agreed to issue 400,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $20,000.  On February 18, 2009, the Company agreed to issue 300,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $15,000.  On May 15, 2009, the Company agreed to issue 400,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $20,000.  Subsequent to the fiscal year ended July 31, 2009, on August 25, 2009, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $30,000.The common shares are subject to a hold period as provided by law.  The Company will issue the shares after the Canadian cease trade orders are lifted following the filing of the audited financial statements.

The Company had no promoters and no parent company during the past five (5) years.

Item 14.   Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us for the years ended July 31, 2009 and 2008, by our principal accountant.
	2009	2008

Audit Fees	$41,770	$-0-
Audit-Related Fees	-0-	-0-

Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our records for the fiscal year.

Audit-Related Fees consist of the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees consist of the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees consist of the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant other than the services reported above.

Before AJ. Robbins, P.C. was engaged to render audit services, the engagement was approved by our Board of Directors.  We do not currently have a separately designated standing audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1937, as amended.  Our Board of Directors, acting as our audit committee, is of the opinion that the Audit Related Fees charged by AJ. Robbins, P.C. are consistent with AJ. Robbins, P.C. maintaining its independence from the Company.

PART IV

Item 15.	Financial Statements and Exhibits

Financial Statements; Schedules

Our financial statements for the years ended July 31, 2009 and 2008 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibits

Exh. No.	Exhibit Name

Exhibit 3*	Articles of Incorporation
Exhibit 4*	Instruments Defining the Rights of Security Holders
Exhibit 31	Rule 13a-14(a) Certifications
Exhibit 32	Section 1350 Certifications

     *     Incorporated by reference to the same exhibit filed as part of the Company’s Registration Statement on Form 10.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November             , 2009.

BRAVO RESOURCE PARTNERS LTD.

Date	By:	/s/ Ernest E. Staggs Jr.
Ernest E. Staggs Jr., Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyrone R. Carter	Director	November 13, 2009
Tyrone R. Carter

/s/ Ernest E. Staggs Jr.	Director	November 13, 2009
Ernest E. Staggs Jr.

/s/ Michael Meier	Director	November 13, 2009
Michael Meier