Form 10-Q
period 2009-10-31
BRAVO RESOURCE PARTNERS LTD
filed 2009-12-18
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[a] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended October 31, 2009

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _____________ to______________

Commission file No. 0-30770

  BRAVO RESOURCE PARTNERS LTD.
 (Exact name of small business issuer as specified in its charter)

Yukon, Canada	04-3779327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4155 East Jewell, Suite 500, Denver, CO  80222
 (Address of principal executive offices)

(303) 898-1371
 (Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         YES  [ X  ]           NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                              YES  [   ]           NO [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated File [ ]

Non-accelerated filer (do not check if smaller reporting company) [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [   ]           NO [ X ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  [    ]           NO [ X ]
APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

    As of December 18, 2009, Bravo Resource Partners Ltd had 11,809,982 issued and outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BRAVO RESOURCE PARTNERS LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2009	July 31, 2009

ASSETS	(Unaudited)
Current
Cash and cash equivalents	$3,193	$2,599
Other receivables	18	18
Total current assets	3,211	2,617
Property and equipment, net	-	-
Total Assets	$3,211	$2,617

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$145,371	$148,005
Due to related parties	34,607	33,527
Liabilities due to related parties to be settled in stock	433,500	403,500
Total current liabilities	613,478	585,032

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982 issued
and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,257,089)	(1,229,237)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)
Total stockholders' deficit	(610,267)	(582,415)
Total liabilities and Stockholders' deficit	$3,211	$2,617

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Month Period ended October 31, 2009 (Unaudited)	Three-Month Period ended October 31, 2008 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to October 31, 2009 (Unaudited)

REVENUE	$-	$-	$-
EXPENSES
General and administrative expenses	3,223	7,741	829,161
Professional fees	24,629	6,638	435,084
Total expenses	27,852	14,379	1,264,245
Loss before other income and (expenses)	(27,852)	(14,379)	(1,264,245)

OTHER INCOME AND (EXPENSES)
Interest expense	-	-	(50,965)
Settlement income	-	-	44,653
Gain (loss) on settlement of debt	-	-	72,603
Foreign currency translation income	-	-	1,651
Loss on write-down of other asset	-	-	(20,397)
Loss on disposal of fixed asset	-	-	(719)
Consulting and administrative income	-	-	2,676
Gain on advances for film production	-	-	500
Other expense	-	-	(2,765)
Other income	-	-	2,407
Total Other income and (expense)	-	-	49,644
Loss before income taxes	(27,852)	(14,379)	(1,214,601)
Provision for income taxes	-	-	-
Net Loss from Continuing Operations	$(27,852)	$(14,379)	$(1,214,601)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	(42,488)
Net Loss	$(27,852)	$(14,379)	$(1,257,089)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	(258,926)
Comprehensive loss	$(27,852)	$(14,379)	$(1,516,015)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	*	*
Weigted average number of common shares outstanding	11,809,982	11,809,982

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period ended October 31, 2009 (Unaudited)	Three-Month Period ended October 31, 2008 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to October 31, 2009 (Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(27,852)	$(14,379)	$(1,257,089)
Adjustments to reconcile net loss to net cash used in
operating activities
Loss from discontinued	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Gain on settlement of debt	-	-	(72,010)
Depreciation expense	-	115	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	-	37
Increase (decrease) in accounts payable and accrued liabilities	(2,634)	6,433	429,437
Increase (decrease) to related parties to be settled in stock	-	-	27,250
Increase in due to related parties	1,080	4,206	199,764
Net cash (used in) provided by operating activities	(29,406)	(3,625)	(531,230)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139
Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	30,000	7,500	92,500
Repayments to related parties	-	-	(10,000)
Net cash provided by (used in) financing activities	30,000	7,500	608,246

Effect of foreign currency translation	-	-	364
Change in cash and cash equivalents during period	594	3,875	2,757
Cash and cash equivalents beginning of the period	2,599	1,183	436

Cash and cash equivalents end of the period	$3,193	$5,058	$3,193

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

1.           NATURE AND CONTINUANCE OF OPERATIONS

Organization

Bravo Resource Partners Ltd. (the “Company”) was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities". The Company's fiscal year end is July 31.

The Company’s common stock trades on the pink sheets under the stock symbol “BRPNF”.

Going-concern

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of October 31, 2009, had an accumulated deficit of $3,156,089 and a working capital deficit of $610,267.  The Company has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company’s operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan in this regard to obtain additional working capital through borrowing or equity financing which may not be available. The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures.

2.           SIGNIFICANT ACCOUNTING POLICIES

For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended July 31, 2009, included in the Company’s Annual Report on Form 10-K for that year.

Unaudited financial statements

The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (cont.)

consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K for the period ended July 31, 2009.  Operating results for the three months ended October 31, 2009, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2010.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Minera Oro Bravo S.A., a company incorporated in Costa Rica, and Minera Oro Bravo Mexico, S.A. de C.V., a company incorporated in Mexico.  Significant inter-company balances and transactions were eliminated upon consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

        Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents consist of time deposits and all liquid instruments with original maturities of three months or less.

Income Taxes

In accordance with ASC Topic 740, "Income Taxes", the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes as of August 1, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

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

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont.)

tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of August 1, 2007 or July 31, 2009.

Basic and Diluted Net Loss Per Share

ASC Topic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be antidilutive.  As of October 31, 2009 and 2008, there are no outstanding warrants, options or other potentially dilutive Securities outstanding.

Concentrations of Credit Risk
The Company maintains all cash in bank accounts, which at times may exceed federally insured limits.  The Company has not experienced a loss in such accounts.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the operations of the Company.

3.           RELATED PARTY TRANSACTIONS

During the three-month period ended October 31, 2009, the Company entered into the following related party transactions:

On August 25, 2009, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $30,000 or $0.05 per share.  The Company has received all funds due pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.  See Note 5 "Subsequent Events" for a description of the Stock Purchase Agreement entered between the Company and Alpine Pictures, Inc., on November 24, 2009, for the purchase of 600,000 common shares for $30,000 or $0.05 per share.  As of December 18, 2009, Alpine Pictures, Inc., has entered into a total of seven Stock Purchase Agreements with a total investment of $122,500 for 2,375,000 common shares.  Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,575,000 common shares of the Company.  At the present time, the Company will issue a total of 3,950,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

Liabilities due to related parties to be settled in stock

The following table sets forth the total liability amount to be settled by the issuance of common shares to all related parties as of the dates set forth contingent upon the cease trade orders from the British Columbia Securities Commission and the Alberta Securities Commission being lifted:

Liabilities due to related parties to be settled in stock	Liability Amount	Shares to be Issued	Price per share

Balance July 31, 2006 (Asset Solutions)	$7,500	76,316	$0.10

Asset Solutions for 2007 services	17,500	356,957	0.05

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

3.           RELATED PARTY TRANSACTIONS  (cont.)

Balance, July 31, 2007	$25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.10

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.10

Settlement with Tyrone and Tabea Carter	70,000	700,000	0.10
Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.10
Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.10
Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.10

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, December 17, 2009	$463,500	5,993,273

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
(Unaudited)

4.           CAPITAL STOCK

The Company is currently precluded from issuing stock based on cease trade orders issued by the British Columbia and Alberta Securities Commissions, and therefore, the Company did not issue any capital stock during the quarter ended October 31, 2009.  See Note 3 "Related Party Transactions" for transactions that will be closed when the cease trade orders are lifted.

5.            SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between November 1, 2009 and December 18, 2009, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that the following events and transactions required disclosure in the footnotes to the financial statements.

On November 24, 2009, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $30,000 or $0.05 per share.  The Company has received $20,000 of the total purchase price with the remaining funds due by December 22, 2009.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Bravo Resource Partners, LTD. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Bravo Resource Partners Ltd. (the “Company”) was incorporated in the Province of British Columbia on November 14, 1986, and continued into the Yukon Territory under the Business Corporations Act on January 21, 2000. The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 915, "Development Stage Entities". The Company's fiscal year end is July 31.  The Company’s common stock trades on the pink sheets under the stock symbol “BRPNF”.

As of the quarter ended October 31, 2009, and at the current time, we have two employees, Ernest Staggs, our President, and Sheila Barrows, our Interim Secretary.   Mr. Staggs and Ms. Barrows are our only officers.  Neither officer is being compensated at this time. Currently Mr. Staggs spends approximately eighty percent of his time on the Company’s business, and Ms. Barrows spends less than one percent of her time on the Company's business.

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

At the present time, we are focusing on becoming current with our required regulatory filings and subsequently working toward the acquisition of entertainment and film rights and properties that will allow us to become active in the motion picture production and distribution industry.   Any such acquisitions will require the issuance of stock in exchange for film rights or other entertainment properties.  To the extent practicable, the acquisition of entertainment and film rights and projects could involve the issuance of debt or other borrowing; however, we expect that the majority if not all of any potential acquisitions would primarily involve the issuance of our common stock.  We do not currently have any rights to produce or distribute any film or entertainment project.

No extensive product research and development is necessarily expected to be performed over the term of the plan.

For the fiscal year 2010, we are not anticipating any purchase or sale of plant or significant equipment.

Once we have acquired some interest in film rights or other entertainment projects, we expect to have an increase in the number of employees.  Once an acquisition is made, we will hire a Chief Executive Officer and Chief Financial Officer as well as one or more employees to handle production and distribution of the projects created.

Results of Operations for the quarters ended October 31, 2009 and 2008

 Revenue

Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.

 Operating Expenses

Total operating expenses increased in the first quarter ended October 31, 2009 ($27,852) compared to 2008 ($14,379) due to the Company's activities in becoming current with its regulatory filings. The increase of $13,473 or 94% was caused primarily by an increase in professional accounting services, professional legal fees, and filing fees.   The Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in the quarter due to lack of available funds.

Net Income (Loss)

Net Loss increased in the first quarter ended October 31, 2009 ($27,852) compared to 2008 ($14,379) due to the Company's increased expenses related to its regulatory filings as well as the Company's continuing lack of revenues.  The increase in Net Loss of $13,473 or 94% was caused primarily by an increase in professional accounting services, professional legal fees, and filing fees.

 Other Income and Expenses

The Company did not have any Other Income or Expenses during the comparitive quarters ended October 31, 2009 and 2008.

Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
	For the Three-Month Period Ended October 31, 2009 (Unaudited)	For the Three-Month Period Ended October 31, 2008 (Unaudited)	Cumulative from the Beginning of Development State (August 1, 2002) to October 31, 2009 (Unaudited)
Cash provided by or (used in):
Operating activities	$(29,406)	$(3,625)	$(531,230)
Investing activities	$-	$-	$(74,623)
Financing activites	$30,000	$7,500	$608,246
Net change in cash & cash equivalents	$594	$3,875	$2,757

Operating Activities. Net cash used in operating activities in the first quarter ended October 31, 2009 of ($29,406) increased by $25,781 or 711% compared to the same period the first quarter 2008 ($3,625). The increase is a result of an increased loss in the first quarter ended October 31, 2009 compared to 2008.

 Financing Activities. Our net cash provided by financing activities was $30,000 for the first quarter ended October 31, 2009, compared to $7,500 for the first quarter  2008.  The increase of $22,500 in 2009 compared to 2008 was a result of the sale of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

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

 Stockholders’ deficit totalled $610,267 and $582,415 as of October 31, 2009 and July 31, 2009, respectively, and the working capital was a deficit of $610,267 and $582,415 on each respective date.

 We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of October 31, 2009 and July 31, 2009, we had $3,193 and $2,599, respectively in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

Going Concern

Our independent registered public accounting firm has stated in their audit report on our July 31, 2009 and 2008 consolidated financial statements, that we have experienced recurring losses and have working capital deficit and that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates includes the accounting for income taxes and uncertainty in income taxes and depreciation.

Off-Balance Sheet Arrangements.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, consisting of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of October 31, 2009, our CEO believes that the Company's disclosure controls and procedures do not adequately ensure that material information relating to the Company is made known to him by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that hasmaterially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about October 2008, the Company filed a verified complaint for declaratory and injunctive relief and damages in the District Court, City and County of Denver, State of Colorado, against a Canadian citizen, Bart Lawrence, seeking a preliminary and permanent injunction against the defendant to prevent him from purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, the Company obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction from the Denver District Court declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession.  In pursuing its judgment and injunction against Bart Lawrence, the Company obtained documents from Transfer Online, Inc., an Oregon corporation purporting to act as transfer agent for the Company.  The documents disclosed by Transfer Online, Inc., show the purported issuance of 240,000,000 shares of the Company's common stock between September 15, 2008 and October 31, 2008.  The Company's board of directors has resolved that any and all actions by Mr. Lawrence, including the purported stock issuances by Transfer Online, Inc., are void.  None of the issued and outstanding common shares as of the most recent balance sheet in the filing are from inappropriate stock issuances.  The Company has also filed suit against Transfer Online, Inc., in the District Court, City and County of Denver, State of Colorado, seeking, inter alia, to preclude any additional actions by Transfer Online, Inc., purporting to be on behalf of the Company.

ITEM 1A.  RISK FACTORS

Not applicable.  For information on Risk Factors involved in an investment in our common shares, see our annual report filed on form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the first quarter ended October 31, 2009.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.)      The following exhibits are filed with this report:

Index of Exhibits

Exhibit No.	Exhibit Name

Exhibit 3.1*	Articles of Incorporation
Exhibit 4*	Instruments Defining the Rights of Security Holders
Exhibit 31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate of Principal Executive and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same exhibit filed as part of the Company’s Registration Statement on Form 10.

During the three months ended October 31, 2009, we filed the following reports on Form 8K:

b.)	Reports on 8-K:

1.)	Current Report on Form 8-K on September 29, 2009 regarding changes in the Company’s certifying accountant.

2.)	Current Report on Form 8-K on October 2, 2009 regarding changes in the Company’s certifying accountant.

3.)	Amended Current Report on Form 8-K on October 2, 2009 regarding changes in the Company’s certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO RESOURCE PARTNERS LTD. (Registrant)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of December, 2009.

BRAVO RESOURCE PARTNERS LTD.

Date December 18, 2009	By:	/s/ Ernest E. Staggs Jr.
Ernest E. Staggs Jr., Chief Executive and Financial Officer