Form 10-K/A
period 2009-07-31
BRAVO RESOURCE PARTNERS LTD
filed 2010-01-15
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K/A for the fiscal year ended July 31, 2009, is filed to amend certain disclosures in the following sections:  Liabilities due to Related Parties to be Settled in Stock in the Notes to the Consolidated Financial Statements; Disclosure Controls and Procedures, and Management's Annual Report on Internal Controls over Financial Reporting.

Except as required to reflect the changes noted above, this Form 10-K/A does not attempt to modify or update any other disclosures set forth in our Annual Report on Form 10-K/A.  Additionally, this Form 10-K/A does not purport to provide a general update or discussion of any other developments of the Company subsequent to the original filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

Except for historical information contained herein, this Form 10-K/A contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We may make written or oral forward-looking statements from time-to-time in filings with the Securities and Exchange Commission ("SEC"), in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. These statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K/A.

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
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 4.               RELATED PARTY TRANSACTIONS (Continued)

Liabilities due to related parties to be settled in stock

The following table sets forth the total liability amount to be settled by the issuance of common shares as of the dates set forth contingent upon the cease trade orders from the British Columbia Securities Commission and the Alberta Securities Commission being lifted.  If the Company is unable to have the cease trade orders lifted and therefore is unable to issue the common shares set forth below, then the liabilities will be settled in cash at their recorded values set forth herein or otherwise renegotiated.

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

Disclosure Controls and Procedures

            Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Our management, which consists of the same individual who is both  our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of July 31, 2009, our CEO and CFO has concluded that the Company's disclosure controls and procedures were not effective.  The CEO/CFO concluded that the Company's disclosure controls and procedures do not adequately ensure that material information relating to the Company is made known to him by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  The weaknesses in our internal controls over financial reporting include weaknesses in both preventive and detective controls.  Our CEO/CFO controls our banking, bill payment, and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed solely by our CEO/CFO.  To the knowledge of our CEO, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, corrective actions with regard to significant deficiencies or material weakness in our internal controls are required.

Internal Control over Financial Reporting

(a)  Management's Annual Report on Internal Control over Financial Reporting

        Our Management, consisting of the same individual who acts as both CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles generally accepted in the United States of America.

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

        Management used the framework and considerations in Auditing Standard No. 5 of the Public Company Accounting Oversight Board to assess the effectiveness of our internal control over financial reporting at July 31, 2009.  Those considerations included an assessment of the controls implemented by the Company and the source of misstatements and adjustments to the financial statements and journal entries.  The considerations involved an assessment of the potential for fraud in the Company's transactions and the lack of segregation in functions relating to the Company's business and financial functions.  The review included an examination of the controls to monitor results of operations, self-assessment programs and audit committee function, controls over the period end financial reporting process, and policies that address significant business control and risk management practices.

Based on that assessment, management has determined that, at July 31, 2009, internal controls over financial reporting were not effective  The weaknesses in our internal control over financial reporting include weaknesses in both preventive and detective controls.  Our CEO/CFO controls our banking, bill payment, and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed solely by our CEO/CFO.  The Company intends to remedy the weaknesses described herein by hiring a qualified public accountant who will function as Chief Financial Officer.  Thereafter, the CEO will work with the CFO to implement new policies and procedures to assure the accuracy of our financial reporting.

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
_____________

 (1)  Tyrone Carter (director), and his wife Tabea Carter (a former office manager for the Company from July 2005 to June 2006), Ernest Staggs (director), and Michael Meier (director) have entered into debt for share agreements with the Company whereby liabilities owed to these directors will be exchanged for shares of the Company's common stock as follows:  Tyrone Carter and Tabea Carter - 700,000 shares; Ernest Staggs - 700,000 shares; Michael Meier - 260,000 shares (Mr. Meier's shares will be issued to Meier Ludwig LLC, a company he controls).  For additional information on these share issuances, please refer to the Company's financial statements and the notes thereto included with this Form 10-K/A.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of January 15, 2010.

BRAVO RESOURCE PARTNERS LTD.

Date	By:	/s/ Ernest E. Staggs Jr.
Ernest E. Staggs Jr., Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyrone R. Carter	Director	January 15, 2010
Tyrone R. Carter

/s/ Ernest E. Staggs Jr.	Director	January 15, 2010
Ernest E. Staggs Jr.

/s/ Michael Meier	Director	January 15, 2010
Michael Meier