Form 10-Q
period 2010-01-31
BRAVO RESOURCE PARTNERS LTD
filed 2010-03-17
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended January 31, 2010

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
YES  [    ]           NO [  ]
APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 As of March 17, 2010, Bravo Resource Partners Ltd had 11,809,982 issued and outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BRAVO RESOURCE PARTNERS LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2010

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2010	July 31, 2009

ASSETS	(Unaudited)
Current
Cash and cash equivalents	$16,015	$2,599
Prepaid Expenses	2,497	-
Other receivables	18	18
Total current assets	$18,530	$2,617

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$142,593	$148,005
Due to related parties	35,107	33,527
Liabilities due to related parties to be settled in stock	463,500	403,500
Total current liabilities	641,200	585,032

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982 issued
and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,269,492)	(1,229,237)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)
Total stockholders' deficit	(622,670)	(582,415)
Total liabilities and Stockholders' deficit	$18,530	$2,617

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Month Period ended January 31, 2010 (Unaudited)	Three-Month Period ended January 31, 2009 (Unaudited)	Six-Month Period ended January 31, 2010 (Unaudited)	Six-Month Period ended January 31, 2009 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to January 31, 2010 (Unaudited)
REVENUE	$-	$-	$-	$-	$-
EXPENSES
General and administrative expenses	5,073	2,204	8,296	3,813	834,234
Professional fees	7,330	23,774	31,959	30,413	442,414
Total expenses	12,403	25,978	40,255	34,226	1,276,648
Loss before other income and (expenses)	(12,403)	(25,978)	(40,255)	(34,226)	(1,276,648)

OTHER INCOME AND (EXPENSES)
Interest expense	-	(1,435)	-	(7,567)	(50,965)
Settlement income	-	-	-	-	44,653
Gain (loss) on settlement of debt	-	-	-	-	72,603
Foreign currency translation income	-	-	-	-	1,651
Loss on write-down of other asset	-	-	-	-	(20,397)
Loss on disposal of fixed asset	-	-	-	-	(719)
Consulting and administrative income	-	-	-	-	2,676
Gain on advances for film production	-	-	-	-	500
Other expense	-	-	-	-	(2,765)
Other income	-	-	-	-	2,407
Total Other income and (expense)	-	(1,435)	-	(7,567)	49,644
Loss before income taxes	(12,403)	(27,413)	(40,255)	(41,793)	(1,227,004)
Provision for income taxes	-	-	-	-	-
Net Loss from Continuing Operations	$(12,403)	$(27,413)	$(40,255)	$(41,793)	$(1,227,004)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-	(42,488)
Net Loss	$(12,403)	$(27,413)	$(40,255)	$(41,793)	$(1,269,492)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	-	-	(258,926)
Comprehensive loss	$(12,403)	$(27,413)	$(40,255)	$(41,793)	$(1,528,418)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	*	*	*	*
Weighted average number of common shares outstanding	11,809,982	11,809,982	11,809,982	11,809,982

* - Less than (0.01)
See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period ended January 31, 2010 (Unaudited)	Six-Month Period ended January 31, 2009 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to January 31, 2010 (Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(40,255)	$(41,793)	$(1,269,492)
Adjustments to reconcile net loss to net cash used in
operating activities
Loss from discontinued	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Gain on settlement of debt	-	-	(72,010)
Depreciation expense	-	230	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	(2,497)	-	(2,460)
Increase (decrease) in accounts payable and accrued liabilities	(5,412)	10,562	426,659
Increase (decrease) in due to related parties to be settled in stock	-	-	27,250
Increase in due to related parties	1,580	4,196	200,264
Net cash (used in) provided by operating activities	(46,584)	(26,805)	(548,408)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139
Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	60,000	27,500	122,500
Repayments to related parties	-	-	(10,000)
Net cash provided by (used in) financing activities	60,000	27,500	638,246

Effect of foreign currency translation	-	-	364
Change in cash and cash equivalents during period	13,416	695	15,579
Cash and cash equivalents beginning of the period	2,599	1,183	436

Cash and cash equivalents end of the period	$16,015	$1,878	$16,015

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
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

Going-concern

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of January 31, 2010, had an accumulated deficit of $3,168,492 and a working capital deficit of $622,670.  The Company has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company’s operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan in this regard to obtain additional working capital through borrowing or equity financing which may not be available. The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures.

2.             SIGNIFICANT ACCOUNTING POLICIES

For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended July 31, 2009, included in the Company’s Annual Report on Form 10-K for that year.

Unaudited financial statements

The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(unaudited)

2.             SIGNIFICANT ACCOUNTING POLICIES (cont.)
Unaudited financial statements (cont.)

consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K for the period ended July 31, 2009.  Operating results for the six months ended January 31, 2010, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2010.

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

Income Taxes

In accordance with ASC Topic 740, "Income Taxes", the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has adopted ASC Topic 740, "Accounting for Uncertainty in Income Taxes", as of August 1, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, "Accounting for Income Taxes". As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2005 through 2009 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of January 31, 2010.

The Company does not have any unrecognized tax benefits as of January 31, 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 31, 2010.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Net Loss Per Share

ASC Topic 260, "Earnings Per Share", provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive.  As of January 31, 2010 and 2009, there are no outstanding warrants, options or other potentially dilutive Securities outstanding.

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

3.             RELATED PARTY TRANSACTIONS

During the six-month period ended January 31, 2010, the Company entered into the following related party transactions:

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

On November 24, 2009, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $30,000 or $0.05 per share.  The Company received all funds pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.  As of January 31, 2010, Alpine Pictures, Inc., has entered into a total of seven Stock Purchase Agreements with a total investment of $122,500 for 2,375,000 common shares.  Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,525,000 common shares of the Company.  At the present time, the Company will issue a total of 3,950,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

3.           RELATED PARTY TRANSACTIONS  (cont.)

Balance, July 31, 2007	$25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.10

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.10

Settlement with Tyrone and Tabea Carter	70,000	700,000	0.10
Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.10
Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.10
Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.10

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, January 31, 2010	$463,500	5,993,273

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)

4.             CAPITAL STOCK

The Company is currently precluded from issuing stock based on cease trade orders issued by the British Columbia and Alberta Securities Commissions, and therefore, the Company did not issue any capital stock during the six-months ended January 31, 2010.  See Note 3 "Related Party Transactions" for transactions that will be closed when the cease trade orders are lifted.

5.             SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred between February 1, 2010 and March 17, 2010, which is the date the financial statements were issued for possible disclosure or recognition in the financial statements. The Company has determined that there were no events or transactions that required disclosure in the footnotes to the financial statements.

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

As of the quarter ended January 31, 2010, and at the current time, we have two employees, Ernest Staggs, our President, and Sheila Barrows, our Interim Secretary.   Mr. Staggs and Ms. Barrows are our only officers.  Neither officer is being compensated at this time. Currently Mr. Staggs spends approximately forty percent of his time on the Company’s business, and Ms. Barrows spends less than one percent of her time on the Company's business.

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

At the present time, we are focusing on becoming current with our required regulatory filings and subsequently working toward the acquisition of entertainment and film rights and properties that will allow us to become active in the motion picture production and distribution industry.   Any such acquisitions will require the issuance of stock in exchange for film rights or other entertainment properties.  We currently have cease trade orders issued by the British Columbia and Alberta Securities Commissions which preclude us from issuing stock.  We will have to obtain revocations of those cease trade orders in order to issue stock in exchange for any film rights or other entertainment properties.  To the extent practicable, the acquisition of entertainment and film rights and projects could involve the issuance of debt or other borrowing; however, we expect that the majority if not all of any potential acquisitions would primarily involve the issuance of our common stock.  We do not currently have any rights to produce or distribute any film or entertainment project.

No extensive product research and development is necessarily expected to be performed.

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

Results of Operations for the three and six months ended January 31, 2010 and 2009

 Revenue

Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.

 Operating Expenses

Total operating expenses decreased in the three months ended January 31, 2010 ($12,403) compared to 2009 ($25,978) due to a decrease in the auditing and filing expenses involved with the Company's activities in becoming current with its regulatory filings. The decrease of $13,575 or 52% was caused primarily by a decrease in professional accounting services, professional legal fees, and filing fees.   Total operating expenses increased in the six-month period ended January 31, 2010 ($40,255) compared to 2009 ($34,226).  The increase of $6,029 or 18% was caused primarily by increases in travel costs and filing fees for the Company's Edgar filings.   The Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in the quarter due to lack of available funds.

Other Income and Expenses

Total other expense decreased during the three and six months ended January 31, 2010 from $1,435 and $7,567 during the three and six months ended January 31, 2009, respectively to $0 for the three and six months ended January 31, 2010.  The decrease in both periods is a result of the Company settling a note with a related party and therefore no longer incurring interest and reaching an agreement with a vendor to make monthly payments and waive finance charges.

Net Income (Loss)

Net Loss decreased for the three months ended January 31, 2010 ($12,403) compared to 2009 ($27,413) due to the Company's decreased expenses related to its regulatory filings as well as the Company's continuing lack of revenues.  The decrease in Net Loss of $15,010 or 55% was caused primarily by a decrease in professional accounting services, professional legal fees, as well as interest and finance charges incurred during the prior comparative period.  Net Loss decreased in the six-month period ended January 31, 2010 ($40,255) compared to 2009 ($41,793).  The decrease in Net Loss of $1,538 or 4% was caused primarily by interest and finance charges incurred during the prior comparative period that were not incurred during the current period, partially offset by increases in travel costs and filing fees for the Company's Edgar filings.

 Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
	For the Six-Month Period Ended January 31, 2010 (Unaudited)	For the Six-Month Period Ended January 31, 2009 (Unaudited)	Cumulative from the Beginning of Development State (August 1, 2002) to January 31, 2010 (Unaudited)
Cash provided by or (used in):
Operating activities	$(46,584)	$(26,805)	$(548,408)
Investing activities	$-	$-	$(74,623)
Financing activities	$60,000	$27,500	$638,246
Net change in cash & cash equivalents	$13,416	$695	$15,579

Operating Activities. Net cash used in operating activities in the six months ended January 31, 2010 of ($46,584) increased by $19,779 or 74% compared to the six months ended January 31, 2009 ($26,805). The increase is a result of a decrease in accounts payable and accrued liabilities, increased prepaid expenses and a smaller increase in amounts due to related parties during the six months ended January 31, 2010 compared to the six months ended January 31, 2009.

Financing Activities. Our net cash provided by financing activities was $60,000 for the six months ended January 31, 2010, compared to $27,500 for the same period in  2009.  The increase of $32,500 or 118% in 2010 compared to 2009 was a result of the sale of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

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

 Stockholders’ deficit totaled $622,670 and $582,415 as of January 31, 2010 and July 31, 2009, respectively, and the working capital was a deficit of $622,670 and $582,415 on each respective date.

 We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of January 31, 2010 and July 31, 2009, we had $16,015 and $2,599, respectively in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

            Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Our management, which consists of the same individual who is both  our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of January 31, 2010, our CEO and CFO has concluded that the Company's disclosure controls and procedures were not effective.  The CEO/CFO concluded that the Company's disclosure controls and procedures do not adequately ensure that material information relating to the Company is made known to him by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  The weaknesses in our internal controls over financial reporting include weaknesses in both preventive and detective controls.  Our CEO/CFO controls our banking, bill payment, and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed solely by our CEO/CFO.  To the knowledge of our CEO, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, corrective actions with regard to significant deficiencies or material weakness in our internal controls are required.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the security holders during the second quarter ended January 31, 2010.

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

During the six months ended January 31, 2010, we filed the following reports on Form 8K:

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

BRAVO RESOURCE PARTNERS LTD. (Registrant)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2010.

BRAVO RESOURCE PARTNERS LTD.

Date March 17, 2010	By:	/s/ Ernest E. Staggs Jr.
Ernest E. Staggs Jr., Chief Executive and Financial Officer