Form 10-Q
period 2010-04-30
BRAVO RESOURCE PARTNERS LTD
filed 2010-06-14
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2010

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from _____________ to______________

Commission file No. 0-30770

  BRAVO RESOURCE PARTNERS LTD.
(Exact name of small business issuer as specified in its charter)

Yukon, Canada	04-3779327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5300 DTC Parkway, Suite 350, Greenwood Village, CO 80111
 (Address of principal executive offices)

(303) 475-5691
 (Issuer’s telephone number)

4155 East Jewell, Suite 500, Denver, CO  80222
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

 As of June 2, 2010, Bravo Resource Partners Ltd had 11,809,982 issued and outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BRAVO RESOURCE PARTNERS LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2010

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2010	July 31, 2009

ASSETS	(Unaudited)
Current
Cash and cash equivalents	$9,517	$2,599
Prepaid expenses	-	-
Other receivables	18	18
Total current assets	$9,535	$2,617

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$139,304	$148,005
Due to related parties	44,519	33,527
Liabilities due to related parties to be settled in stock	463,500	403,500
Total current liabilities	647,323	585,032

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982 issued
and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,284,610)	(1,229,237)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)
Total stockholders' deficit	(637,788)	(582,415)
Total liabilities and Stockholders' deficit	$9,535	$2,617

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Month Period ended April 30, 2010 (Unaudited)	Three-Month Period ended April 30, 2009 (Unaudited)	Nine-Month Period ended April 30, 2010 (Unaudited)	Nine-Month Period ended April 30, 2009 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to April 30, 2010 (Unaudited)
REVENUE	$-	$-	$-	$-	$-
EXPENSES
General and administrative expenses	1,945	668	10,241	4,481	836,179
Professional fees	13,173	19,442	45,132	49,855	455,587
Total expenses	15,118	20,110	55,373	54,336	1,291,766
Loss before other income and (expenses)	(15,118)	(20,110)	(55,373)	(54,336)	(1,291,766)

OTHER INCOME AND (EXPENSES)
Interest expense	-	(429)	-	(7,996)	(50,965)
Settlement income	-	-	-	-	44,653
Gain (loss) on settlement of debt	-	-	-	-	72,603
Foreign currency translation income	-	-	-	-	1,651
Loss on write-down of other asset	-	-	-	-	(20,397)
Loss on disposal of fixed asset	-	-	-	-	(719)
Consulting and administrative income	-	-	-	-	2,676
Gain on advances for film production	-	-	-	-	500
Other expense	-	-	-	-	(2,765)
Other income	-	-	-	-	2,407
Total Other income and (expense)	-	(429)	-	(7,996)	49,644
Loss before income taxes	(15,118)	(20,539)	(55,373)	(62,332)	(1,242,122)
Provision for income taxes	-	-	-	-	-
Net Loss from Continuing Operations	$(15,118)	$(20,539)	$(55,373)	$(62,332)	$(1,242,122)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-	(42,488)
Net Loss	$(15,118)	$(20,539)	$(55,373)	$(62,332)	$(1,284,610)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	-	-	(258,926)
Comprehensive loss	$(15,118)	$(20,539)	$(55,373)	$(62,332)	$(1,543,536)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	*	*	*	*
Weighted average number of common shares outstanding	11,809,982	11,809,982	11,809,982	11,809,982

* - Less than (0.01)
See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period ended April 30, 2010 (Unaudited)	Nine-Month Period ended April 30, 2009 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to April 30, 2010 (Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(55,373)	$(62,332)	$(1,284,610)
Adjustments to reconcile net loss to net cash used in
operating activities
Loss from discontinued	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Gain on settlement of debt	-	-	(72,010)
Depreciation expense	-	345	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	-	37
Increase (decrease) in accounts payable and accrued liabilities	(8,701)	9,252	423,370
Increase (decrease) in due to related parties to be settled in stock	-	-	27,250
Increase in due to related parties	10,992	9,934	209,676
Net cash (used in) provided by operating activities	(53,082)	(42,801)	(554,906)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139
Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	60,000	42,500	122,500
Repayments to related parties	-	-	(10,000)
Net cash provided by (used in) financing activities	60,000	42,500	638,246

Effect of foreign currency translation	-	-	364
Change in cash and cash equivalents during period	6,918	(301)	9,081
Cash and cash equivalents beginning of the period	2,599	1,183	436

Cash and cash equivalents end of the period	$9,517	$882	$9,517

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
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

Going-concern
The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of April 30, 2010, had an accumulated deficit of $3,183,610 and a working capital deficit of $637,788.  The Company has no current source of revenue. In addition, the Company has used, rather than provided, cash in the Company’s operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan in this regard to obtain additional working capital through borrowing or equity financing which may not be available. The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures.

2.           SIGNIFICANT ACCOUNTING POLICIES

For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended July 31, 2009, included in the Company’s Annual Report on Form 10-K for that year.

Unaudited financial statements
The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K for the period ended July 31, 2009.  Operating results for the nine months ended April 30, 2010, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2010.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (cont.)
Unaudited financial statements (cont.)

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2005 through 2009 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of April 30, 2010.

The Company does not have any unrecognized tax benefits as of April 30, 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of April 30, 2010.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont.) Income Taxes (cont.)

Basic and Diluted Net Loss Per Share
ASC Topic 260, "Earnings Per Share", provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive.  As of April 30, 2010 and 2009, there are no outstanding warrants, options or other potentially dilutive Securities outstanding.

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

3.           RELATED PARTY TRANSACTIONS

During the nine-month period ended April 30, 2010, the Company entered into the following related party transactions:

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

On November 24, 2009, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $30,000 or $0.05 per share.  The Company received all funds pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.  As of April 30, 2010, Alpine Pictures, Inc., has entered into a total of seven Stock Purchase Agreements with a total investment of $122,500 for 2,375,000 common shares.  Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,575,000 common shares of the Company.  At the present time, the Company will issue a total of 3,950,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

A significant shareholder, Ernest Staggs, resigned from his positions as Chief Executive Officer and as a member of the Company's Board of Directors effective May 13, 2010.  The Company incurred fees payable in the amount of $9,412 during the three-month period ended April 30, 2010 to Mr. Staggs, for professional services rendered.  Prior to the fees incurred during the current quarter the Company had not incurred any fees to Mr. Staggs since fiscal year end July 31, 2007.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

3.           RELATED PARTY TRANSACTIONS  (cont.)

Liabilities due to related parties to be settled in stock	Liability Amount	Shares to be Issued	Price per share

Balance July 31, 2006 (Asset Solutions)	$7,500	76,316	$0.10

Asset Solutions for 2007 services	17,500	356,957	0.05

Balance, July 31, 2007	$25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.10

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.10

Settlement with Tyrone and Tabea Carter	70,000	700,000	0.10
Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.10
Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.10
Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.10

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, January 31, 2010 and April 30, 2010	$463,500	5,993,273

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)

4.           CAPITAL STOCK

The Company is currently precluded from issuing stock based on cease trade orders issued by the British Columbia and Alberta Securities Commissions, and therefore, the Company did not issue any capital stock during the nine-months ended April 30, 2010.  See Note 3 "Related Party Transactions" for transactions that will be closed when the cease trade orders are lifted.

5.            SUBSEQUENT EVENTS

Subsequent to April 30, 2010, a director and significant shareholder of the Company paid accounting fees of $2,000 on behalf of the Company.

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

As of the quarter ended April 30, 2010, and at the current time, we have no employees.

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

Results of Operations for the three and nine months ended April 30, 2010 and 2009

 Revenue

Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.

 Operating Expenses

Total operating expenses decreased in the three months ended April 30, 2010 ($15,118) compared to 2009 ($20,110) due to a decreases in auditing fees and related expenditures involved with the Company's activities in becoming current with its regulatory filings. The decrease of $4,992 or 25% was caused primarily by a decrease in professional accounting fees partially offset by increases in other professional services as a result of services provided by the Company’s former Chief Executive Officer during the current period. See Note 3 to the Consolidated Financial Statements for further information.  Total operating expenses increased in the nine-month period ended April 30, 2010 ($55,373) compared to 2009 ($54,336).  The increase of $1,037 or 1.9% was caused primarily by increases in filing fees associated with the Company's Edgar service provider as well as increases in professional services provided by the Company’s former Chief Executive Officer during the current period, partially offset by decreases in professional accounting services during the period.  During the nine month period ended April 30, 2010, the Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in the quarter due to lack of available funds.

Other Income and Expenses

Total other expense decreased during the three and nine months ended April 30, 2010 from $429 and $7,996 during the three and nine months ended April 30, 2009, respectively to $0 for the three and nine months ended April 30, 2010.  The decrease in both periods is a result of the Company settling a note with a related party and therefore no longer incurring interest and reaching an agreement with a vendor to make monthly payments and waive finance charges.

Net Income (Loss)

Net Loss decreased for the three months ended April 30, 2010 ($15,118) compared to 2009 ($20,539) due to the Company's decreased expenses related to its regulatory filings as well as the Company's continuing lack of revenues.  The decrease in Net Loss of $5,421 or 26% was caused primarily by a decrease in professional accounting services, professional legal fees, as well as interest and finance charges incurred during the prior comparative period.  Net Loss decreased in the nine-month period ended April 30, 2010 ($55,373) compared to 2009 ($62,332).  The decrease in Net Loss of $6,959 or 11% was caused primarily by interest and finance charges incurred during the prior comparative period that were not incurred during the current period as well as decreases in professional accounting fees from the comparative period, partially offset by increases in travel costs, other professional services as a result of services provided by the Company’s former Chief Executive Officer during the current period, and filing fees for the Company's Edgar filings.

 Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
	For the Nine-Month Period Ended April 30, 2010 (Unaudited)	For the Nine-Month Period Ended April 30, 2009 (Unaudited)	Cumulative from the Beginning of Development State (August 1, 2002) to April 30, 2010 (Unaudited)
Cash provided by or (used in):
Operating activities	$(53,082)	$(42,801)	$(554,906)
Investing activities	$-	$-	$(74,623)
Financing activities	$60,000	$42,500	$638,246
Net change in cash & cash equivalents	$6,918	$(301)	$9,081

Operating Activities. Net cash used in operating activities in the nine months ended April 30, 2010 of ($53,082) increased by $10,281 or 24% compared to the nine months ended April 30, 2009 ($42,801). The increase is primarily the result of decreases in accounts payable and accrued liabilities compared with increases in the prior comparable period partially offset by greater increases in amounts due to related parties and a reduced net loss during the nine months ended April 30, 2010 compared to the nine months ended April 30, 2009.

Financing Activities. Our net cash provided by financing activities was $60,000 for the nine months ended April 30, 2010, compared to $42,500 for the same period in 2009.  The increase of $17,500 or 41% in 2010 compared to 2009 was due entirely to greater sales of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

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

 Stockholders’ deficit totaled $637,788 and $582,415 as of April 30, 2010 and July 31, 2009, respectively, and the working capital was a deficit of $637,788 and $582,415 on each respective date.

 We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of April 30, 2010 and July 31, 2009, we had $9,517 and $2,599, respectively in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Management consisted of the same individual who was both  our Chief Executive Officer and our Chief Financial Officer and the Company had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, it was concluded that the Company's disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Subsequently, on May 13, 2010, the former Chief Executive Officer and Chief Financial Officer resigned as an officer of the Company.  Since then, the Company’s new Acting Chief Executive Officer and Acting Chief Financial Officer has contracted with an independent accounting firm for its bookkeeping and financial reporting functions. Therefore, the Company’s management believes that it has significantly improved the Company’s ability to segregate its accounting and reporting functions.  Although this is the first step, management believes it is moving in the right direction to maintain effective internal controls and will continue to evaluate and monitor over the coming months.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about October 2008, the Company filed a verified complaint for declaratory and injunctive relief and damages in the District Court, City and County of Denver, State of Colorado, against a Canadian citizen, Bart Lawrence, seeking a preliminary and permanent injunction against the defendant to prevent him from purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, the Company obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction from the Denver District Court declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession.  In pursuing its judgment and injunction against Bart Lawrence, the Company obtained documents from Transfer Online, Inc., an Oregon corporation purporting to act as transfer agent for the Company.  The documents disclosed by Transfer Online, Inc., show the purported issuance of 240,000,000 shares of the Company's common stock between September 15, 2008 and October 31, 2008.  The Company's board of directors has resolved that any and all actions by Mr. Lawrence, including the purported stock issuances by Transfer Online, Inc., are void.  None of the issued and outstanding common shares as of the most recent balance sheet in the filing are from inappropriate stock issuances.  The Company also filed suit against Transfer Online, Inc., in the District Court, City and County of Denver, State of Colorado, seeking, inter alia, to preclude any additional actions by Transfer Online, Inc., purporting to be on behalf of the Company. On March 12, 2010, Denver District Court entered an Order of Default Judgment, Declaratory Judgment and Permanent Injunction stating that the listed shares, which total 400 million shares, issued at the direction of Bart Lawrence and by Transfer Online, Inc. are invalid.

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

             None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of the security holders during the third quarter ended April 30, 2010.

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

          During the nine months ended April 30, 2010, we filed the following reports on Form 8K:

b.)      Reports on 8-K:

1.)	Current Report on Form 8-K on September 29, 2009 regarding changes in the Company’s certifying accountant.

2.)	Current Report on Form 8-K on October 2, 2009 regarding changes in the Company’s certifying accountant.

3.)	Amended Current Report on Form 8-K on October 2, 2009 regarding changes in the Company’s certifying accountant.

4.)	Current Report on Form 8-K on May 13, 2009 regarding the resignation of Ernest Staggs as CEO and director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO RESOURCE PARTNERS LTD. (Registrant)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of June, 2010.

BRAVO RESOURCE PARTNERS LTD.

Date June 14, 2010	By:	/s/ Tyrone Carter
Tyrone Carter, Acting Chief Executive Officer