Form 10-Q
period 2010-10-31
BRAVO RESOURCE PARTNERS LTD
filed 2010-12-15
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 31, 2010

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from _____________ to______________

Commission file No. 0-30770

  BRAVO RESOURCE PARTNERS, LTD.
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

 As of December 15, 2010, Bravo Resource Partners Ltd had 11,809,982 issued and outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BRAVO RESOURCE PARTNERS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2010

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2010	July 31, 2010

ASSETS	(Unaudited)
Current
Cash and cash equivalents	$3,370	$239
Total current assets	$3,370	$239

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$136,707	$136,105
Due to related parties	44,627	47,127
Liabilities due to related parties to be settled in stock	482,500	463,500
Total current liabilities	663,834	646,732

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982 issued
and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,307,286)	(1,293,315)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)
Total stockholders' deficit	(660,464)	(646,493)
Total liabilities and Stockholders' deficit	$3,370	$239

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Month Period ended October 31, 2010 (Unaudited)		Three-Month Period ended October 31, 2009 (Unaudited)		Cumulative from the Beginning of Development Stage (August 1, 2002) to October 31, 2010 (Unaudited)

REVENUE		$-		$-	$-

EXPENSES
General and administrative expenses		435		3,223	837,434
Professional fees		13,449		24,629	476,607
Total expenses		13,884		27,852	1,314,041
Loss before other income and (expenses)		(13,884)		(27,852)	(1,314,041)

OTHER INCOME AND (EXPENSES)
Interest expense		(87)		-	(51,348)
Settlement income		-		-	44,653
Gain (loss) on settlement of debt		-		-	72,603
Loss on write off of other receivable		-		-	(18)
Foreign currency translation income		-		-	1,651
Loss on write-down of other asset		-		-	(20,397)
Loss on disposal of fixed asset		-		-	(719)
Consulting and administrative income		-		-	2,676
Gain on advances for film production		-		-	500
Other expense		-		-	(2,765)
Other income		-		-	2,407
Total Other income and (expense)		(87)		-	49,243
Loss before income taxes		(13,971)		(27,852)	(1,264,798)
Provision for income taxes		-		-	-
Net Loss from Continuing Operations		(13,971)		(27,852)	(1,264,798)

DISCONTINUED OPERATIONS:
Loss from discontinued operations		-		-	(42,488)
Net Loss		$(13,971)		$(27,852)	$(1,307,286)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments		-		-	(258,926)
Comprehensive loss		$(13,971)		$(27,852)	$(1,566,212)

BASIC AND DILUTED LOSS PER COMMON SHARE:

Basic and diluted loss per common share	$	*	$	*

Weighted average number of common shares outstanding		11,809,982		11,809,982

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period ended October 31, 2010 (Unaudited)	Three-Month Period ended October 31, 2009 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to October 31, 2010 (Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(13,971)	$(27,852)	$(1,307,286)
Adjustments to reconcile net loss to net cash used in
operating activities
Loss from discontinued	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Loss on write off of other receivable	-	-	18
Gain on settlement of debt	-	-	(72,010)
Depreciation expense	-	-	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	-	37
Increase (decrease) in accounts payable and accrued liabilities	602	(2,634)	420,773
Increase (decrease) in due to related parties to be settled in stock	-	-	27,250
Increase (decrease) in due to related parties	(2,500)	1,080	209,784
Net cash (used in) provided by operating activities	(15,869)	(29,406)	(580,053)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139
Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	19,000	30,000	141,500
Repayments to related parties	-	-	(10,000)
Net cash provided by (used in) financing activities	19,000	30,000	657,246

Effect of foreign currency translation	-	-	364
Change in cash and cash equivalents during period	3,131	594	2,934
Cash and cash equivalents beginning of the period	239	2,599	436

Cash and cash equivalents end of the period	$3,370	$3,193	$3,370

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
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

Going-concern

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of October 31, 2010, had an accumulated deficit of $3,206,286 and a working capital deficit of $660,464.  The Company has no current source of revenue.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management's plan in this regard to obtain additional working capital through equity financing.  The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures. In addition, the Company is currently precluded from trading stock in the United States due to a chill put in place by the DTCC resulting from shares that were illegally issued.

2.           SIGNIFICANT ACCOUNTING POLICIES

For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended July 31, 2010, included in the Company’s Annual Report on Form 10-K for that year.

Unaudited financial statements
The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K for the period ended July 31, 2010.  Operating results for the three months ended October 31, 2010, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2011.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(unaudited)

2.           SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company has adopted ASC Topic 740, "Income Taxes", as of August 1, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2006 through 2010 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of October 31, 2010.

The Company does not have any unrecognized tax benefits as of August 1, 2007 and October 31, 2010 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense.  The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of October 31, 2010.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Net Loss Per Share
ASC Topic 260, "Earnings Per Share", provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive.  As of October 31, 2010 and 2009, there are no outstanding warrants, options or other potentially dilutive securities outstanding.

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

3.
RELATED PARTY TRANSACTIONS

During the three-month period ended October 31, 2010, the Company entered into the following related party transactions:

On August 17, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 900,000 shares of common stock for $9,000 or $0.01 per share.  The Company has received all funds due pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

On September 3, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 1,000,000 shares of common stock for $10,000 or $0.01 per share.  The Company received all funds pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

As of October 31, 2010, Alpine Pictures, Inc., has entered into a total of nine Stock Purchase Agreements with a total investment of $141,500 for 4,275,000 common shares.  Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,575,000 common shares of the Company.  At the present time, the Company will issue a total of 5,800,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

During the three month period ended October 31, 2010, the Company reimbursed its current Acting Chief Executive Officer $2,500 for an equal amount paid to vendors by the Officer in the prior year ended July 31, 2010.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

3.	RELATED PARTY TRANSACTIONS (cont.)

Liabilities due to related parties to be settled in stock	Liability Amount	Shares to be Issued	Price per share

Balance July 31, 2006 (Asset Solutions)	$7,500	76,316	$0.10

Asset Solutions for 2007 services	17,500	356,957	0.05

Balance, July 31, 2007	25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.10

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.10

Settlement with Tyrone and Tabea Carter	70,000	700,000	0.10
Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.10
Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.10
Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.10

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, July 31, 2010	463,500	5,993,273

Sale of stock to Alpine Pictures, Inc.	19,000	1,900,000	0.01

Balance, October 31, 2010	$482,500	7,893,273

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)

4.
CAPITAL STOCK

The Company is currently precluded from issuing stock based on cease trade orders issued by the British Columbia and Alberta Securities Commissions, and therefore, the Company did not issue any capital stock during the three-months ended October 31, 2010.  See Note 3 "Related Party Transactions" for transactions that will be closed when the cease trade orders are lifted.

5.
SUBSEQUENT EVENTS

Subsequent to the three month period ended October 31, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $6,000 or $0.01 per share.  The Company has received all funds due pursuant to the agreement.  The shares will be issued after the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

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

As of the quarter ended October 31, 2010, and at the current time, we have no employees.

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

Results of Operations for the three months ended October 31, 2010 and 2009

Revenue

Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.

Operating Expenses

Total operating expenses decreased in the three months ended October 31, 2010 ($13,884) compared to 2009 ($27,852) The decrease of $13,968 or 50% was caused primarily by decreases in travel expenditures as well as auditing fees and related expenditures involved with the Company's activities in becoming current with its regulatory filings.  During the three month period ended October 31, 2010, the Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in the quarter due to lack of available funds.

Other Income and Expenses

Total other expense increased during the three months ended October 31, 2010 to $87 from $-0- for the three months ended October 31, 2009.  The increase was the result of incurring interest charges for unpaid amounts due to a vendor.

Net Income (Loss)

Net Loss decreased for the three months ended October 31, 2010 ($13,971) compared to 2009 ($27,852).  The decrease in Net Loss of $13,881 or 50%  was caused primarily by decreases in travel expenditures as well as auditing fees and related expenditures involved with the Company's activities in becoming current with its regulatory filings.

Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
	For the Three-Month Period Ended October 31, 2010 (Unaudited)	For the Three-Month Period Ended October 31, 2009 (Unaudited)	Cumulative from the Beginning of Development State (August 1, 2002) to October 31, 2010 (Unaudited)
Cash provided by or (used in):
Operating activities	$(15,869)	$(29,406)	$(580,053)
Investing activities	$-	$-	$(74,623)
Financing activities	$19,000	$30,000	$657,246
Net change in cash & cash equivalents	$3,131	$594	$2,934

Operating Activities. Net cash used in operating activities in the three months ended October 31, 2010 of ($15,869) decreased by $13,537 or 46% compared to the three months ended October 31, 2009 ($29,406).  The decrease is primarily the result of decreased operating expenditures and an increase in accounts payable compared with a decrease in accounts payable during the prior comparative three-month period.

Financing Activities. Our net cash provided by financing activities was $19,000 for the three months ended October 31, 2010, compared to $30,000 for the same period in 2009.  The decrease of $11,000 or 37% in 2010 compared to 2009 was due entirely to a decrease in the amount per share received in connection with sales of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

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

Stockholders’ deficit totaled $660,464 and $646,493 as of October 31, 2010 and July 31, 2010, respectively, and the working capital was a deficit of $660,464 and $646,493 on each respective date.

We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of October 31, 2010 and July 31, 2010, we had $3,370 and $239, respectively in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

Going Concern

Our independent registered public accounting firm has stated in their audit report on our July 31, 2010 and 2009 consolidated financial statements, that we have experienced recurring losses and have working capital deficit and that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates includes the accounting for income taxes and uncertainty in income taxes.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 900,000 shares of common stock for $9,000 or $0.01 per share.  The Company has received all funds due pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.

On September 3, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 1,000,000 shares of common stock for $10,000 or $0.01 per share.  The Company received all funds pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.

As of October 31, 2010, Alpine Pictures, Inc., has entered into a total of nine Stock Purchase Agreements with a total investment of $141,500 for 4,275,000 common shares.  Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,575,000 common shares of the Company.  At the present time, the Company will issue a total of 5,800,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the first quarter ended October 31, 2010.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.) The following exhibits are filed with this report:

Index of Exhibits

Exhibit No.	Exhibit Name

Exhibit 3.1*	Articles of Incorporation
Exhibit 4*	Instruments Defining the Rights of Security Holders
Exhibit 31.1	Rule 13a-14(a) Certifications
Exhibit 31.2	Rule 13a-14(a) Certifications
Exhibit 32	Section 1350 Certifications

*	Incorporated by reference to the same exhibit filed as part of the Company’s Registration Statement on Form 10.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th  day of December, 2010.

BRAVO RESOURCE PARTNERS LTD.

By:	/s/ Tyrone Carter
Tyrone Carter, Acting Chief Executive Officer Acting Principal Financial Officer