Form 10-Q
period 2011-01-31
BRAVO RESOURCE PARTNERS LTD
filed 2011-03-17
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[a] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended January 31, 2011

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
 (Address of principal executive offices)

(303) 475-5691
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

 As of March 17, 2011, Bravo Resource Partners, Ltd had 11,809,982 issued and outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BRAVO RESOURCE PARTNERS, LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	January 31, 2011	July 31, 2010

ASSETS	(Unaudited)
Current
Cash and cash equivalents	$924	$239
Total current assets	$924	$239

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$133,554	$136,105
Due to related parties	44,627	47,127
Liabilities due to related parties to be settled in stock	488,500	463,500
Total current liabilities	666,681	646,732

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982 issued
and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,312,579)	(1,293,315)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)
Total stockholders' deficit	(665,757)	(646,493)
Total liabilities and Stockholders' deficit	$924	$239

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Three-Month Period ended January 31, 2011 (Unaudited)	Three-Month Period ended January 31, 2010 (Unaudited)	Six-Month Period ended January 31, 2011 (Unaudited)	Six-Month Period ended January 31, 2010 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to January 31, 2011 (Unaudited)

REVENUE	$-	$-	$-	$-	$-
EXPENSES
General and administrative expenses	620	5,073	1,055	8,296	838,054
Professional fees	4,673	7,330	18,122	31,959	481,280
Total expenses	5,293	12,403	19,177	40,255	1,319,334
Loss before other income and (expenses)	(5,293)	(12,403)	(19,177)	(40,255)	(1,319,334)

OTHER INCOME AND (EXPENSES)
Interest expense	-	-	(87)	-	(51,348)
Settlement income	-	-	-	-	44,653
Gain (loss) on settlement of debt	-	-	-	-	72,603
Loss on write-off of other receivable	-	-	-	-	(18)
Foreign currency translation income	-	-	-	-	1,651
Loss on write-down of other asset	-	-	-	-	(20,397)
Loss on disposal of fixed asset	-	-	-	-	(719)
Consulting and administrative income	-	-	-	-	2,676
Gain on advances for film production	-	-	-	-	500
Other expense	-	-	-	-	(2,765)
Other income	-	-	-	-	2,407
Total Other income and (expense)	-	-	(87)	-	49,243
Loss before income taxes	(5,293)	(12,403)	(19,264)	(40,255)	(1,270,091)
Provision for income taxes	-	-	-	-	-
Net Loss from Continuing Operations	$(5,293)	$(12,403)	$(19,264)	$(40,255)	$(1,270,091)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-	(42,488)
Net Loss	$(5,293)	$(12,403)	$(19,264)	$(40,255)	$(1,312,579)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	-	-	(258,926)
Comprehensive loss	$(5,293)	$(12,403)	$(19,264)	$(40,255)	$(1,571,505)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	*	*	*	*
Weighted average number of common shares outstanding	11,809,982	11,809,982	11,809,982	11,809,982

* - Less than (0.01)

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period ended January 31, 2011 (Unaudited)	Six-Month Period ended January 31, 2010 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to January 31, 2011 (Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(19,264)	$(40,255)	$(1,312,579)
Adjustments to reconcile net loss to net cash used in operating activities

Loss from discontinued operations	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Gain on settlement of debt	-	-	(72,010)
Loss on write off of other receivables	-	-	18
Depreciation expense	-	-	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities:
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	(2,497)	37
Increase (decrease) in accounts payable and accrued liabilities	(2,551)	(5,412)	417,620
Increase in due to related parties to be settled in stock	-	-	27,250
Increase (decrease) in due to related parties	(2,500)	1,580	209,784
Net cash (used in) provided by operating activities	(24,315)	(46,584)	(588,499)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139
Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	25,000	60,000	147,500
Repayments to related parties	-	-	(10,000)
Net cash provided by (used in) financing activities	25,000	60,000	663,246

Effect of foreign currency translation	-	-	364
Change in cash and cash equivalents during period	685	13,416	488
Cash and cash equivalents beginning of the period	239	2,599	436

Cash and cash equivalents end of the period	$924	$16,015	$924

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
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

Going-concern

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of January 31, 2011, had an accumulated deficit of $3,211,579 and a working capital deficit of $665,757.  The Company has no current source of revenue. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan in this regard to obtain additional working capital through equity financing. The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures. In addition, the Company is currently precluded from trading stock in the United States due to a chill put in place by the DTCC resulting from shares that were illegally issued.

2.           SIGNIFICANT ACCOUNTING POLICIES

For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended July 31, 2010, included in the Company’s Annual Report on Form 10-K for that year.

Unaudited financial statements
The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K for the period ended July 31, 2010.  Operating results for the six months ended January 31, 2011, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2011.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
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

The Company has adopted ASC Topic 740, " Income Taxes", as of August 1, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740.  As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2006 through 2010 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of January 31, 2011.

The Company does not have any unrecognized tax benefits as of August 1, 2007 and January 31, 2011 which if recognized would affect the Company’s effective income tax rate.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

2.
SIGNIFICANT ACCOUNTING POLICIES (cont.)

Income Taxes (cont.)
The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 31, 2011.

Basic and Diluted Net Loss Per Share
ASC Topic 260, "Earnings Per Share", provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive.  As of January 31, 2011 and 2010, there are no outstanding warrants, options or other potentially dilutive securities outstanding.

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

3.
RELATED PARTY TRANSACTIONS

During the six-month period ended January 31, 2011, the Company entered into the following related party transactions:

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

On November 26, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $6,000 or $0.01 per share.  The Company received all funds pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

As of January 31, 2011, Alpine Pictures, Inc., has entered into a total of ten Stock Purchase Agreements with a total investment of $147,500 for 4,875,000 common shares.  Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,575,000 common shares of the Company.  At the present time, the Company will issue a total of 6,400,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

During the six-month period ended January 31, 2011, the Company reimbursed its current Acting Chief Executive Officer $2,500 for an equal amount paid to vendors by the Officer in the prior year ended July 31, 2010

Liabilities due to related parties to be settled in stock
The following table sets forth the total liability amount to be settled by the issuance of common shares to all related parties as of the dates set forth contingent upon the cease trade orders from the British Columbia Securities Commission and the Alberta Securities Commission being lifted.    If the Company is unable to have the cease trade orders lifted and therefore is unable to issue the common shares set forth below, then the liabilities will be settled in cash at their recorded values set forth herein or otherwise renegotiated.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

3.           RELATED PARTY TRANSACTIONS  (cont.)

Liabilities due to related parties to be settled in stock	Liability Amount	Shares to be Issued	Price per share

Balance July 31, 2006 (Asset Solutions)	$7,500	76,316	$0.10

Asset Solutions for 2007 services	17,500	356,957	0.05

Balance, July 31, 2007	25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.1

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.1

Settlement with Tyrone and Tabea Carter	70,000	700,000	0.1
Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.1
Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.1
Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.1

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, July 31, 2010	463,500	5,993,273

Sales of stock to Alpine Pictures, Inc.	19,000	1,900,000	0.01
Balance, October 31, 2010	482,500	7,893,273
Sales of stock to Alpine Pictures, Inc.	6,000	600,000	0.01
Balance, January 31, 2011	$488,500	8,493,273

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011
(Unaudited)

4.           CAPITAL STOCK

The Company is currently precluded from issuing stock based on cease trade orders issued by the British Columbia and Alberta Securities Commissions, and therefore, the Company did not issue any capital stock during the six-months ended January 31, 2011.  See Note 3 "Related Party Transactions" for transactions that will be closed when the cease trade orders are lifted.

5.            SUBSEQUENT EVENTS

Subsequent to the six month period ended January 31, 2011, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 1,500,000 shares of common stock for $15,000 or $0.01 per share.  The Company has received all funds due pursuant to the agreement.  The shares will be issued after the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

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

As of the quarter ended January 31, 2011, and at the current time, we have no employees.  .

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

At the present time, we are focusing on becoming current with our required regulatory filings and subsequently working toward the acquisition of entertainment and film rights and properties that will allow us to become active in the motion picture production and distribution industry.   Any such acquisitions may require the issuance of stock in exchange for film rights or other entertainment properties.  We currently have cease trade orders issued by the British Columbia and Alberta Securities Commissions which preclude us from issuing stock.  We will have to obtain revocations of those cease trade orders in order to issue stock in exchange for any film rights or other entertainment properties.  To the extent practicable, the acquisition of entertainment and film rights and projects could involve the issuance of debt or other borrowing; however, we expect that the majority if not all of any potential acquisitions would primarily involve the issuance of our common stock.  We do not currently have any rights to produce or distribute any film or entertainment project.

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

Results of Operations for the three and six months ended January 31, 2011 and 2010

 Revenue

Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.

 Operating Expenses

Total operating expenses decreased in the three months ended January 31, 2011 ($5,293) compared to 2010 ($12,403). The decrease of $7,110 or 57% was caused primarily by a decrease in travel expenditures, as well as professional accounting services, professional legal fees, and filing fees involved with the Company's activities in becoming current with its regulatory filings.   Total operating expenses decreased in the six-month period ended January 31, 2011 ($19,177) compared to 2010 ($40,255).  The decrease of $21,078 or 52% was caused primarily by a decrease in travel expenditures, as well as professional accounting services, professional legal fees, and filing fees.The Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in the quarter or six months due to the Company not having any employees.

Other Income and Expenses

There were no Other Income or Expenses during the three months ended January 31, 2011 and 2010. Total other expense increased during the six months ended January 31, 2011 to $87 from $-0- for the six months ended January 31, 2010.  The increase was the result of incurring interest charges for unpaid amounts due to a vendor.

Net Income (Loss)

Net Loss decreased for the three months ended January 31, 2011 ($5,293) compared to 2010 ($12,403). The decrease in Net Loss of $7,110 or 57% was caused primarily by a decrease in travel expenditures, as well as professional accounting services and professional legal fees involved with the Company's activities in becoming current with its regulatory filings.  Net Loss decreased in the six-month period ended January 31, 2011 ($19,264) compared to 2010 ($40,255).  The decrease in Net Loss of $20,991 or 52% was caused primarily by a decrease in travel expenditures,  professional accounting services and professional legal fees.

 Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
	For the Six-Month Period Ended January 31, 2011 (Unaudited)	For the Six-Month Period Ended January 31, 2010 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to January 31, 2011 (Unaudited)
Cash provided by or (used in):
Operating activities	$(24,315)	$(46,584)	$(588,499)
Investing activities	$-	$-	$(74,623)
Financing activities	$25,000	$60,000	$663,246
Net change in cash & cash equivalents	$685	$13,416	$488

Operating Activities. Net cash used in operating activities in the six months ended January 31, 2011 of $24,315 decreased by $22,269 or 48% compared to the six months ended January 31, 2010 ($46,584). The decrease is a result of a decrease in net loss during the six months ended January 31, 2011 compared to the six months ended January 31, 2010.

Financing Activities. Our net cash provided by financing activities was $25,000 for the six months ended January 31, 2011, compared to $60,000 for the same period in  2010.  The decrease of $35,000 or 58% in 2011 compared to 2010 was a result of fewer sales of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

Other Credit Line, Liquidity Requirements and Plan of Operations.

We do not have any available credit, bank financing, or other external sources of liquidity.  There can be no assurance that the Company will be successful in obtaining additional funding to meet the Company’s cash needs for the next twelve months.  We are a development stage company and have not commenced our film industry operations.  Accordingly, we have relied upon subscription sales of stock to fund our operations.  We have also relied upon settling outstanding debts with common stock.  We intend to continue to rely upon these methods to fund our operations during the next year.

Stockholders’ deficit totaled $665,757 and $646,493 as of January 31, 2011 and July 31, 2010, respectively, and the working capital was a deficit of $665,757 and $646,493 on each respective date.

We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of January 31, 2011 and July 31, 2010, we had $924 and $239, respectively in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

 Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Our management, which consists of the same individual who is both  our acting Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of January 31, 2011, it was concluded that the Company's disclosure controls and procedures were not effective.  Our acting CEO/CFO controls our banking, bill payment, and our outside accountant controls our books and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed by our acting CEO/CFO and our outside accountant.  To the knowledge of our CEO, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, corrective actions with regard to significant deficiencies or material weakness in our internal controls are required.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or about October 2008, the Company filed a verified complaint for declaratory and injunctive relief and damages in the District Court, City and County of Denver, State of Colorado, against a Canadian citizen, Bart Lawrence, seeking a preliminary and permanent injunction against the defendant to prevent him from purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, the Company obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction from the Denver District Court declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession.  The Company is pursuing its judgment and injunction against Bart Lawrence by seeking enforcement of the judgment and injunction against Transfer Online, Inc., an Oregon corporation.  Transfer Online, Inc. is a transfer agent who did not have authority to act for the Company but on information and belief, purported to do so.  The Company is seeking injunctive relief against Transfer Online, Inc., to seek information it has and to preclude any action by Transfer Online, Inc. purporting to be on behalf of the Company.  On March 12, 2010, Denver District Court entered an Order of Default Judgment, Declaratory Judgment and Permanent Injunction stating that the listed shares, which total 400 million shares, issued at the direction of Bart Lawrence and by Transfer Online, Inc. are invalid.  The Company has since received a letter from Transfer Online, Inc. stating it does not act or have the power to act on behalf of the Company in the capacity of transfer agent and that they are not the transfer agent of the Company

ITEM 1A.  RISK FACTORS

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

On November 26, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $6,000 or $0.01 per share.  The Company received all funds pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

As of January 31, 2011, Alpine Pictures, Inc., has entered into a total of ten Stock Purchase Agreements with a total investment of $147,500 for 4,875,000 common shares.  Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,575,000 common shares of the Company.  At the present time, the Company will issue a total of 6,400,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the second quarter ended January 31, 2011.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.)      The following exhibits are filed with this report:

       Index of Exhibits

Exhibit No.	Exhibit Name

Exhibit 3.1*	Articles of Incorporation
Exhibit 4*	Instruments Defining the Rights of Security Holders
Exhibit 31.1	Rule 13a-14(a) Certifications
Exhibit 31.2	Rule 13a-14(a) Certifications
Exhibit 32.1	Section 1350 Certifications

*   Incorporated by reference to the same exhibit filed as part of the Company’s Registration Statement on Form 10.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2011.

BRAVO RESOURCE PARTNERS LTD.

Date March 17, 2011	By:	/s/ Tyrone Carter
Tyrone Carter, Acting Chief Executive Officer