Form 10-Q
period 2011-04-30
BRAVO RESOURCE PARTNERS LTD
filed 2011-06-17
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2011

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 For the transition period from _____________ to______________

Commission file No. 0-30770

  BRAVO RESOURCE PARTNERS LTD.
(Exact name of small business issuer as specified in its charter)

Yukon, Canada	04-3779327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7887 E. Belleview Avenue, Suite 1100 Englewood, CO 80111
 (Address of principal executive offices)

(303) 475-5691
 (Issuer’s telephone number)

5300 DTC Parkway, Suite 350, Greenwood Village, Colorado 80111
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

 As of June 16, 2011, Bravo Resource Partners Ltd had 11,809,982 issued and outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BRAVO RESOURCE PARTNERS LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

April 30, 2011

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	July 31, 2010

ASSETS	(Unaudited)
Current
Cash and cash equivalents	$10,862	$239
Total current assets	$10,862	$239

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$133,554	$136,105
Due to related parties	44,627	47,127
Liabilities due to related parties to be settled in stock	503,500	463,500
Total current liabilities	681,681	646,732

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982 issued
and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,317,641)	(1,293,315)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)
Total stockholders' deficit	(670,819)	(646,493)
Total liabilities and Stockholders' deficit	$10,862	$239

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Month Period ended April 30, 2011 (Unaudited)	Three-Month Period ended April 30, 2010 (Unaudited)	Nine-Month Period ended April 30, 2011 (Unaudited)	Nine-Month Period ended April 30, 2010 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to April 30, 2011 (Unaudited)
REVENUE	$-	$-	$-	$-	$-
EXPENSES
General and administrative expenses	742	1,945	1,797	10,241	838,796
Professional fees	4,320	13,173	22,442	45,132	485,600
Total expenses	5,062	15,118	24,239	55,373	1,324,396
Loss before other income and (expenses)	(5,062)	(15,118)	(24,239)	(55,373)	(1,324,396)

OTHER INCOME AND (EXPENSES)
Interest expense	-	-	(87)	-	(51,348)
Settlement income	-	-	-	-	44,653
Gain (loss) on settlement of debt	-	-	-	-	72,603
Loss on writeoff of other receivable					(18)
Foreign currency translation income	-	-	-	-	1,651
Loss on write-down of other asset	-	-	-	-	(20,397)
Loss on disposal of fixed asset	-	-	-	-	(719)
Consulting and administrative income	-	-	-	-	2,676
Gain on advances for film production	-	-	-	-	500
Other expense	-	-	-	-	(2,765)
Other income	-	-	-	-	2,407
Total Other income and (expense)	-	-	(87)	-	49,243
Loss before income taxes	(5,062)	(15,118)	(24,326)	(55,373)	(1,275,153)
Provision for income taxes	-	-	-	-	-
Net Loss from Continuing Operations	$(5,062)	$(15,118)	$(24,326)	$(55,373)	$(1,275,153)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	-	-	(42,488)
Net Loss	$(5,062)	$(15,118)	$(24,326)	$(55,373)	$(1,317,641)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	-	-	(258,926)
Comprehensive loss	$(5,062)	$(15,118)	$(24,326)	$(55,373)	$(1,576,567)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	*	*	*	*
Weighted average number of common shares outstanding	11,809,982	11,809,982	11,809,982	11,809,982

* - Less than (0.01)

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period ended April 30, 2011 (Unaudited)	Nine-Month Period ended April 30, 2010 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to April 30, 2011 (Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(24,326)	$(55,373)	$(1,317,641)
Adjustments to reconcile net loss to net cash used in
operating activities
Loss from discontinued	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Gain on settlement of debt	-	-	(72,010)
Loss on writeoff of other receivables			18
Depreciation expense	-	-	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	-	37
Increase (decrease) in accounts payable and accrued liabilities	(2,551)	(8,701)	417,620
Increase (decrease) in due to related parties to be settled in stock	-	-	27,250
Increase (decrease) in due to related parties	(2,500)	10,992	209,784
Net cash (used in) provided by operating activities	(29,377)	(53,082)	(593,561)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139
Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	40,000	60,000	162,500
Repayments to related parties	-	-	(10,000)
Net cash provided by (used in) financing activities	40,000	60,000	678,246

Effect of foreign currency translation	-	-	364
Change in cash and cash equivalents during period	10,623	6,918	10,426
Cash and cash equivalents beginning of the period	239	2,599	436

Cash and cash equivalents end of the period	$10,862	$9,517	$10,862

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
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

Going-concern

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of April 30, 2011, had an accumulated deficit of $3,216,641 and a working capital deficit of $670,819.   These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan in this regard to obtain additional working capital through equity financing. The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures. In addition, the Company is currently precluded from trading stock in the United States due to a chill put in place by the DTCC resulting from shares that were illegally issued.

2.	SIGNIFICANT ACCOUNTING POLICIES

For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended July 31, 2010, included in the Company’s Annual Report on Form 10-K for that year.

Unaudited financial statements

The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K for the period ended July 31, 2010.  Operating results for the nine months ended April 30, 2011, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2011.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2006 through 2010 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of April 30, 2011.

The Company does not have any unrecognized tax benefits as of August 1, 2007 and April 30, 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of April 30, 2011.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss Per Share

ASC Topic 260, "Earnings Per Share", provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive.  As of April 30, 2011 and 2010, there are no outstanding warrants, options or other potentially dilutive Securities outstanding.

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

3.
RELATED PARTY TRANSACTIONS

During the nine-month period ended April 30, 2011, the Company entered into the following related party transactions:

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

On March 7, 2011, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 1,500,000 shares of common stock for $15,000 or $0.01 per share. The Company received all funds pursuant to the agreement. The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

As of April 30, 2011, Alpine Pictures, Inc., has entered into a total of eleven Stock Purchase Agreements with a total investment of $162,500 for 6,375,000 common shares. Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,525,000 common shares of the Company. At the present time, the Company will issue a total of 7,900,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

During the nine-month period ended April 30, 2011, the Company reimbursed its current Acting Chief Executive Officer $2,500 for an equal amount paid to vendors by the Officer in the prior year ended July 31, 2010.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

3.	RELATED PARTY TRANSACTIONS (Continued)

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)

3.	RELATED PARTY TRANSACTIONS (Continued)

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance July 31, 2010	463,500	5,993,273

Sale of stock to Alpine Pictures, Inc.	19,000	1,900,000	0.01

Balance October 31, 2010	482,500	7,893,273

Sale of stock to Alpine Pictures, Inc.	6,000	600,000	0.01
Balance January 31, 2011	488,500	8,493,273

Sale of stock to Alpine Pictures, Inc.	15,000	1,500,000	0.01

Balance April 30, 2011	$503,500	9,993,273

4.
CAPITAL STOCK

The Company is currently precluded from issuing stock based on cease trade orders issued by the British Columbia and Alberta Securities Commissions, and therefore, the Company did not issue any capital stock during the nine-months ended April 30, 2011.  See Note 3 "Related Party Transactions" for transactions that will be closed when the cease trade orders are lifted.

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

As of the quarter ended April 30, 2011, and at the current time, we have no employees.

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

Results of Operations for the three and nine months ended April 30, 2011 and 2010

Revenue

Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.

Operating Expenses

Total operating expenses decreased in the three months ended April 30, 2011 ($5,062) compared to 2010 ($15,118), or 67% due to a decrease in other professional fees, which in 2010 the Company incurred for services provided by the Company's former Chief Executive Officer. Total operating expenses decreased in the nine-month period ended April 30, 2011 ($24,239) compared to 2010 ($55,373).  The decrease of $31,134 or 56% was caused primarily by decreases in audit and other professional fees along with decreases in other general and administrative expenses which have not been incurred due to the Company's minimal activity.  During the nine-month period ended April 30, 2011, the Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in the quarter due to the Company not having any employees.

Other Income and Expenses

There were no Other Income or Expenses during the three months ended April 30, 2011 and 2010.  Total other expense increased during the nine months ended April 30, 2011 to $87 from $-0- for the nine months ended April 30, 2010.  The increase was the result of incurring interest charges for unpaid amounts due to a vendor.

Net Income (Loss)

Net Loss decreased for the three months ended April 30, 2011 ($5,062) compared to 2010 ($15,118).  The decrease in Net Loss of $10,056 or 67% was caused primarily by a decrease in other professional fees previously incurred by the Company's former Chief Executive Officer. Net Loss decreased in the nine-month period ended April 30, 2011 ($24,326) compared to 2010 ($55,373).  The decrease in Net Loss of $31,047 or 56% was caused primarily by decreases in audit and other professional fees along with decreases in other general and administrative expenses which have not been incurred due to the Company's minimal activity.

Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
	For the Nine-Month Period Ended April 30, 2011 (Unaudited)	For the Nine-Month Period Ended April 30, 2010 (Unaudited)	Cumulative from the Beginning of Development State (August 1, 2002) to April 30, 2011 (Unaudited)
Cash provided by or (used in):
Operating activities	$(29,377)	$(53,082)	$(593,561)
Investing activities	$-	$-	$(74,623)
Financing activities	$40,000	$60,000	$678,246
Net change in cash & cash equivalents	$10,623	$6,918	$10,426

Operating Activities. Net cash used in operating activities in the nine months ended April 30, 2011 of ($29,377) decreased by $23,705 or 45% compared to the nine months ended April 30, 2010 ($53,082). The decrease is primarily the result of the decrease in net loss during the nine months ended April 30, 2011 compared to the nine months ended April 30, 2010.

Financing Activities. Our net cash provided by financing activities was $40,000 for the nine months ended April 30, 2011, compared to $60,000 for the same period in 2010.  The decrease of $20,000 or 33% in 2011 compared to 2010 was a result of fewer sales of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

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

Stockholders’ deficit totaled $670,819 and $646,493 as of April 30, 2011 and July 31, 2010, respectively, and the working capital was a deficit of $670,819 and $646,493 on each respective date.

We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of April 30, 2011 and July 31, 2010, we had $10,862 and $239, respectively in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

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

ITEM 4.
DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Our management, which consists of the same individual who is both  our acting Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of April 30, 2011, it was concluded that the Company's disclosure controls and procedures were not effective.  Our acting CEO/CFO controls our banking, bill payment, and our outside accountant controls our books and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed by our acting CEO/CFO and our outside accountant.  To the knowledge of our CEO, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, corrective actions with regard to significant deficiencies or material weakness in our internal controls are required.

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

On November 26, 2010, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 600,000 shares of common stock for $6,000 or $0.01 per share.  The Company received all funds pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted,.

On March 7, 2011, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 1,500,000 shares of common stock for $15,000 or $0.01 per share. The Company received all funds pursuant to the agreement. The stock is to be issued when  the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.

As of April 30, 2011, Alpine Pictures, Inc., has entered into a total of eleven Stock Purchase Agreements with a total investment of $162,500 for 6,375,000 common shares. Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,525,000 common shares of the Company. At the present time, the Company will issue a total of 7,900,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the security holders during the third quarter ended April 30, 2011.

ITEM 5.	OTHER INFORMATION None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K a.) The following exhibits are filed with this report: Index of Exhibits

Exhibit No.	Exhibit Name

Exhibit 3.1*	Articles of Incorporation
Exhibit 4*	Instruments Defining the Rights of Security Holders
Exhibit 31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certificate of Principal Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certificate of Principal Executive and Principal Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the same exhibit filed as part of the Company’s Registration Statement on Form 10.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of June, 2011.

BRAVO RESOURCE PARTNERS LTD.

Date June 16, 2011	By:	/s/ Tyrone Carter
Tyrone Carter, Acting Chief Executive Officer