Form 10-K
period 2011-07-31
BRAVO RESOURCE PARTNERS LTD
filed 2011-11-18
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2011

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-30770

BRAVO RESOURCE PARTNERS LTD.
 (Name of Small Business Issuer in its charter)

Yukon, Canada	04-3779327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7887 E. Belleview Avenue, Suite 1100 Englewood, CO 80111	80111
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number  (303) 475-5691

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common (no par)
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b02 of the Exchange Act). Yes ☐    No ☑

The issuer’s revenue for the most recent fiscal year was $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company (9,107,282 shares) based upon the closing price of the Company’s common stock on November 17, 2011 was approximately $9,107.

As of November 17, 2011, the Company had 11,809,982 issued and outstanding shares of common stock.

Bravo Resource Partners, Ltd.

Index

Part I

Part II

Part III

Part IV

Item 15	Exhibits, Financial Statement Schedules	35
	Signatures	36

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

On December 5, 2006, the British Columbia Securities Commission issued a Cease Trade Order for the Company based on the Company's failure to file a comparative audited financial statement for its financial year ended July 31, 2006, and Management's Discussion and Analysis for the same period.  The British Columbia Cease Trade Order provides that all trading in Bravo's securities shall cease until Bravo files the required records, including financial statements and management discussion and analysis, and the Executive Director of the British Columbia Securities Commission issues an order revoking the Cease Trade Order.  The British Columbia Cease Trade Order does not preclude a beneficial shareholder who is not, and was not at the date of the order, an insider or control person of the Company, from selling securities acquired before the date of the order if the sale is made through a market outside of Canada, the sale is made through an investment dealer registered in British Columbia, and the investment dealer maintains a record of the details of the sales made under this provision.  The British Columbia Cease Trade Order precludes the Company from issuing stock until the order is revoked.  Following the Cease Trade Order issued by the British Columbia Securities Commission, the Alberta Securities Commission issued a Cease Trade Order based on the Company's failure to make current filings.  The Company will seek the revocation of these cease trade orders once it becomes current with its financial filings. In addition, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") that effective December 30, 2008, DTCC has suspended all services, except Custody Services for the Company's securities as a result of shares that were illegally issued as discussed below.

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

 Our independent registered public accounting firm has stated in their audit report on our July 31, 2011 and 2010 consolidated financial statements, that we have experienced recurring losses and have a working capital deficit. Our independent registered public accounting firm has stated in their audit report that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

We have had losses, and we cannot assure future profitability.

                 We have reported operating losses for fiscal years 2009, 2010, and 2011, and for preceding years back to at least 1999.  Our accumulated deficit was $3,228,946 at July 31, 2011, of which $1,329,946 has accumulated since inception of the development stage.  Our accumulated deficit at July 31, 2010, was $3,192,315.  We cannot assure you we will operate profitably, and if we cannot, we may not be able to meet our debt service, working capital requirements, capital expenditure plans, anticipated production slate or other cash needs. Our inability to meet those needs could have a material adverse effect on our business, results of operations, and financial conditions.

We do not have sufficient funds to continue as a going concern and will extinguish all funds by December 31, 2011 unless we are able to raise additional capital through the issuance of stock.

 We currently have operating expenses related to professional services including auditing fees, legal fees, and other expenses which exceed our current funds available.  Unless we are able to raise additional capital through the issuance of stock, we will not be able to continue as a going concern.  At our current burn rate, we will be depleted of funds by December 31, 2011, which is the second quarter of our fiscal year ending July 31, 2012.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Properties.

 Bravo's principal place of business is located at 7887 E. Belleview Avenue, Suite 1100 Englewood, CO 80111.  Bravo leases its principal place of business from its current acting chief executive officer with no lease payment charged at this time.  Bravo has no production or distribution location.  Bravo does not own or lease any properties related to the Company's discontinued operations in the mining industry and has no interest in any mining properties or claims.  Further, the Company's subsidiaries, Minera Oro Bravo, S.A., and Oro Bravo Mexico S.A. de C.V., do not own, lease, or have an interest in any mining properties or claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended July 31, 2011.

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

The high and low sales prices quoted on the Pink Sheets for Bravo's common shares for each quarterly period since July 31, 2008, are as follows:

	YEAR ENDED 07/31/09		YEAR ENDED 07/31/10		YEAR ENDED 07/31/11
	High	Low	High	Low	High	Low
1st Qtr	0.0020	0.0001	0.0120	0.0015	0.0050	0.0010
2nd Qtr	1.0000	0.0004	0.0200	0.0051	0.0010	0.0010
3rd Qtr	0.0030	0.0001	0.0060	0.0040	0.0010	0.0010
4th Qtr	0.0011	0.0002	0.0160	0.0005	0.0010	0.0010

The approximate number of holders of Bravo's common equity as of July 31, 2011, is 100.

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

As of July 31, 2011, the Company has entered into eleven share purchase agreements with Alpine Pictures, Inc., for the issuance of shares following the lifting of the Canadian cease trade orders.  On August 25, 2008, the Company agreed to issue 25,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $2,500.  On September 5, 2008, the Company agreed to issue 50,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $5,000.  On October 3, 2008, the Company agreed to issue 400,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $20,000.  On February 18, 2009, the Company agreed to issue 300,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $15,000.  On May 15, 2009, the Company agreed to issue 400,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $20,000.  On August 25, 2009, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $30,000.  On November 24, 2009, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $30,000. On August 17, 2010, the Company agreed to issue 900,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $9,000.  On September 3, 2010, the Company agreed to issue 1,000,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $10,000. On November 26, 2010, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $6,000.  On March 7, 2011, the Company agreed to issue 1,500,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $15,000. In addition, subsequent to July 31, 2011, on August 25, 2011, the Company agreed to issue 1,500,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $15,000. The common shares are subject to a hold period as provided by law.  The Company will issue the shares after the Canadian cease trade orders are lifted following the filing of the audited financial statements.

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

 In February 2007, the Company agreed to issue 433,273 common shares in satisfaction of a current obligation to Asset Solutions (Hong Kong) Ltd. for consulting services with a value of $25,000 based on an average price per share of $0.06. The liability was for consulting services at $2,500 per month for the final ten months of a consulting agreement which began in November 2003.  Asset Solutions is a shareholder of the Company and a former director of the Company (Ernest Staggs) represented Asset Solutions (Hong Kong) Ltd. as an attorney.  The nature of the representation related to the recovery of distressed assets held by Asset Solutions (Hong Kong) Ltd. as well as miscellaneous business matters.  The consulting agreement with Asset Solutions (Hong Kong) Ltd. provided for forty months of consulting services to be provided by Asset Solutions (Hong Kong) Ltd. at $2,500 per month.  The final payment under the consulting agreement was due in February 2008.  At the option of Bravo, the monthly obligation could be settled with the issuance of shares at the average closing price per share of the Company's common stock for the month in which the obligation was due.  The Company currently has a liability accrued to Asset Solutions (Hong Kong) Ltd. in the amount of $25,000 recorded as "Liabilities due to related parties to be settled in stock" on the accompanying consolidated statements of operations as of July 31, 2011 and 2010.  Such amount will be settled by the issuance of the Company's common stock as described above, once the cease trade order has been lifted.
.
No underwriters were involved in any sale of the Company's stock and no underwriting fees have been involved in any transaction.  The Company has relied on the exemption provided by Rule 506 of Regulation D for these transactions.

As of July 31, 2011, we had approximately 100 shareholders of record in one class of common equity.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As of the fiscal year ended July 31, 2011, and at the current time, we have one employee, Tyrone Carter, our current acting chief executive officer. Mr. Carter is our only officer.  Mr. Carter is not being compensated at this time. Currently Mr. Carter spends approximately 10% of his time on the Company’s business.

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

For the fiscal year ending July 31, 2012, we plan to continue focusing on becoming current with our required regulatory filings and subsequently working toward the acquisition of entertainment and film rights and properties that will allow us to become active in the motion picture production and distribution industry.   Any such acquisitions will require the issuance of stock in exchange for film rights or other entertainment properties.  To the extent practicable, the acquisition of entertainment and film rights and projects could involve the issuance of debt or other borrowing; however, we expect that the majority if not all of any potential acquisitions would primarily involve the issuance of our common stock.  We do not currently have any rights to produce or distribute any film or entertainment project.

No extensive product research and development is necessarily expected to be performed over the term of the plan.

For the fiscal year 2012, we are not anticipating any purchase or sale of plant or significant equipment.

Once we have acquired some interest in film rights or other entertainment projects, we expect to have an increase in the number of employees.  Once an acquisition is made, we will hire a Chief Executive Officer and Chief Financial Officer as well as one or more employees to handle production and distribution of the projects created.

Results of Operations for the years ended July 31, 2011 and 2010

The following information was extracted from our audited consolidated statement of operations to reflect changes in our financial condition.

			Change
	2011	2010	Amount	Percentage
Revenue:	$-	$-	$-	-
Total revenue	-	-	-
Operating expenses	30,693	63,782	(33,089)	(52)%
Loss before other income and expenses	(30,693)	(63,782)	(33,089)	(52)%
Other income (expenses)
Interest expense	(5,938)	(296)	5,642	1906%
Total	(5,938)	(296)	5,642	1906%
Income/(Loss) before income taxes	(36,631)	(64,078)	(27,447)	(43)%
Provision for income taxes	-	-	-	0%

Net income (loss)	$(36,631)	$(64,078)	$(27,447)	(43)%

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

 Operating Expenses

Total operating expenses decreased in 2011. The decrease of $33,089, or 52% was caused primarily by a decrease in professional accounting and legal fees.  The Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.

Net Income (Loss)

Net Loss decreased in 2011 ($36,631) compared to 2010 ($64,078) due to the Company's decreased expenses.  The decrease in Net Loss ($27,447 or 43%) was caused primarily by decreases in professional accounting and legal fees.

 Other Income and Expenses

Interest Expense increased by $5,642 or 1,906%, to $5,938, in 2011 from $296 in 2010 as a result of the Company incurring interest charges to a single vendor.  During the prior year the Company was making regular payments to the vendor and therefore was not incurring interest charges.

Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
			Change
	2011	2010	Amount	Percentage
Cash provided by or (used in):
Operating activities	(33,008)	(62,360)	(29,352)	(47)%
Investing activities	---	---	---	---%
Financing activities	40,000	60,000	(20,000)	(33)%
Net change in cash & cash equivalents	6,992	(2,360)	9,352	(396)%

Operating Activities. Change in net cash used by operating activities decreased in the fiscal year ended 2011 by approximately 47% compared to the same period the previous year. The decrease of $29,352 is a net result of a decreased loss in 2011 compared to 2010 offset by decreases in advances from related parties in 2011 compared to 2010.

Financing Activities. Our net cash provided by financing activities was $40,000 for the fiscal year ended July 31, 2011, compared to $60,000 for the fiscal year ended July 31, 2010.  The decrease of $20,000 in 2011 compared to 2010 is due to a decrease in sales of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.  This is also a direct reflection of reduced operating costs.

Investing Activities. Our net cash used by investing activities was $0 for the fiscal years ended July 31, 2011 and 2010.

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

                Stockholders’ deficit totaled $683,124 and $646,493 as of July 31, 2011 and 2010, respectively, and the working capital was a deficit of $683,124 and $646,493 on each respective date.

We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of July 31, 2011 and 2010, we had $7,231 and $239 in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

Recently Issued Accounting Standards

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Going Concern

Our independent registered public accounting firm has stated in their audit report on our July 31, 2011 and 2010 consolidated financial statements, that we have experienced recurring losses and have working capital deficit and that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include the accounting for income taxes and uncertainty in income taxes and depreciation and amortization.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended July 31, 2011 and 2010 begin on page F-1.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)

Consolidated Financial Statements
for the Years Ended 2011 and 2010

INDEX

Statement	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of July 31, 2011 and 2010	F-3

Consolidated Statements of Operations and Comprehensive Loss for the fiscal years ended July 31, 2011 and 2010 and Cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2011 (unaudited)
F-4

Consolidated Statement of Changes in Stockholders’ Deficit cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2011	F-5

Consolidated Statements of Cash Flows for the fiscal years ended July 31, 2011 and 2010 and Cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2011 (unaudited)	F-7

Notes to the Consolidated Financial Statements	F-8

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Bravo Resource Partners Ltd.
Englewood, Colorado

 We have audited the accompanying consolidated balance sheets of Bravo Resource Partners, Ltd. (a development stage company) (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficit), and cash flows for each of the years then ended.  The financial statements cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2005 were audited by other auditors whose report included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2005 include total revenues and net loss of $0 and $513,389, respectively.  Our opinion on the statements of operations and comprehensive loss, stockholders’ (deficit) and cash flows for the cumulative period from the beginning of the development stage (August 1, 2002)  to July 31, 2011, insofar as it relates to amounts for prior periods through July 31, 2005, is based solely on the report of the other auditors. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bravo Resource Partners, Ltd. as of July 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has no current source of revenue, has experienced recurring losses and negative cash flows from operations and has both an accumulated and working capital deficit at July 31, 2011 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AJ. ROBBINS, P.C.
AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, CO
November 16, 2011

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	July 31,
	2011	2010
ASSETS:

Current

Cash and cash equivalents	$7,231	$239
Total current assets	7,231	239

Total Assets	$7,231	$239

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$142,227	$136,105
Due to related parties	44,628	47,127
Liabilities due to related parties to be settled in stock	503,500	463,500

Total current liabilities	690,355	646,732

Commitments and Contingencies:	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issuedor outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982
issued and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,329,946)	(1,293,315)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)

Total stockholders' deficit	(683,124)	(646,493)

Total liabilities and Stockholders' deficit	$7,231	$239

See accompanying notes to the audited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the fiscal years ended July 31,			Cumulative from the beginning of development stage (August 1, 2002) to July 31, 2011
	2011		2010	(Unaudited)

REVENUE		$-	$-	$-

EXPENSES
General and administrative expenses		1,781	11,061	838,780
Professional fees		28,912	52,703	492,070

Total Expenses		30,693	63,764	1,330,850

Loss before other income and (expenses)		(30,693)	(63,764)	(1,330,850)

OTHER INCOME AND (EXPENSES)
Interest expense		(5,938)	(296)	(57,199)
Settlement income		-	-	44,653
Gain (loss) on settlement of debt		-	-	72,603
Loss on write off of other receivable		-	(18)	(18)
Foreign currency translation income		-	-	1,651
Loss on write-down of other asset		-	-	(20,397)
Loss on disposal of fixed asset		-	-	(719)
Consulting and administrative income		-	-	2,676
Gain on advances for film production		-	-	500
Other expense		-	-	(2,765)
Other income		-	-	2,407

Total Other income and (expenses)		(5,938)	(314)	43,392

Loss before income taxes		(36,631)	(64,078)	(1,287,458)
Provision for income taxes				-

Net Loss from Continuing Operations		$(36,631)	$(64,078)	$(1,287,458)

DISCONTINUED OPERATIONS:
Loss from discontinued operations		-	-	(42,488)

Net Loss		$(36,631)	$(64,078)	$(1,329,946)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments				(258,926)

Comprehensive loss		$(36,631)	$(64,078)	$(1,588,872)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	$	*	$(0.01)

Weighted average number of common shares outstanding		11,809,982	11,809,982

* - Less than $0.01
See accompanying notes to the audited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2011

	Common Stock		Accumulated Other	Stock Subscriptions	Deficit Accumulated During
	Number of Shares	Amount	Comprehensive Loss	Received In Advance	Development Stage	Accumulated Deficit	Total

Opening balance beginning of development stage (August 1, 2002), Unaudited	2,515,240	$1,811,238	$(241,911)	$-	$-	$(1,899,00 0)	$(329,673)
Net Loss	-	-	-	-	(96,028)	-	(96,028)
Shares issued on January 20, 2003 upon the conversion of $139,708 (CDN 195,000) in convertible notes at $0.107 (CDN 0.149) Per share	1,305,001	139,708	-	-	-	-	139,708
Shares issued for cash on December 23, 2002 at $0.0357 (CDN 0.05) Per share	1,000,000	35,695	-	-	-	-	35,695
Shares issued on December 23, 2002 upon the conversion of convertible notes of $35,695 (CDN 50,000) at $0.0357 (CDN 0.05) Per share	1,000,000	35,695	-	-	-	-	35,695
Adjustment	-						-
Balance at July 31, 2003, Unaudited	5,820,241	2,022,336	(241,911)	-	(96,028)	(1,899,000)	(214,603)

Net Loss	-	-	-	-	(208,779)		(208,779)
Foreign currency translation adjustments	-	-	(17,015)	-	-	-	(17,015)
Shares and warrants issued for cash on November 6, 2004 at $.0753 (CDN 0.10) per unit	334,350	25,180	-	-	-	-	25,180
Shares and warrants issued for cash on November 14, 2003 at $0.115 (CDN 0.15) per unit	259,740	29,895	-	-	-	-	29,895
Shares and warrants issued for cash on May 28, 2004 at $0.109 (CDN 0.15) per unit	131,580	14,459	-	-	-	-	14,459
Shares issued on November 14, 2003 for debt of $125,724 (CDN 167,462) at $0.112 (CDN 0.15) Per share	1,116,410	125,754	-	-	-	-	125,754
Cancellation of escrow shares on October 22, 2003	(83,746)	-	-	-	-	-	-
Subscription received in advance	-	-	-	31,573	-	-	31,573
Balance at July 31, 2004, Unaudited	7,578,575	2,217,624	(258,926)	31,573	(304,807)	(1,899,000)	(213,536)

Net Loss					(208,582)		(208,582)
Shares and warrants issued for cash on August 17, 2004 at $0.11307 (CDN 0.15) per unit	141,950	16,573	-	(16,573)	-	-	-
Shares and warrants issued for cash on August 17, 2004 at $0.15 per unit	100,000	15,000	-	(15,000)	-	-	-
Shares issued on December 9, 2004 for amounts due to a related party at $0.07962 per share	376,809	30,000	-	-	-	-	30,000
Shares issued for cash on October 27, 2004 at $0.10 per share	500,000	50,000	-	-	-	-	50,000
Shares issued on February 7, 2005 for services provided at $0.10 per share.	500,000	50,000	-	-	-	-	50,000
Shares issued on June 24, 2005 for amounts due to a related party at $0.0507 per share	295,807	15,000	-	-	-	-	15,000
Balance at July 31, 2005, Unaudited	9,493,141	2,394,197	(258,926)	-	(513,389)	(1,899,000)	(277,118)

Continued on next page

See accompanying notes to the audited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (CONTINUED)
Cumulative from the beginning of the development stage (August 1, 2002) to July 31, 2011

Common Stock		Accumulated Other	Stock Subscriptions	Deficit Accumulated During
Number of Shares	Amount	Comprehensive Loss	Received In Advance	Development Stage	Accumulated Deficit	Total

Net Loss					(485,724)		(485,724)
Shares issued on October 31, 2006 for amounts due to a related party at $0.0656 per share	114,329	7,500					7,500
Shares issued for cash on February 2, 2006 at $0.0434 per share	345,554	15,000					15,000
Shares issued on May 10, 2006 for amounts due to a related party at $0.0704 per share	106,958	7,500					7,500
Shares issued on May 18, 2006 for amounts due to a related party at $0.10 per share	500,000	50,000					50,000
Shares issued on May 25, 2006 for amounts due to a related party at $0.07068 per share	1,250,000	88,349	-	-	-	-	88,349
Balance at July 31, 2006	11,809,982	2,562,546	(258,926)	-	(999,113)	(1,899,000)	(594,493)

Net Loss	-	-	-	-	(115,250)	-	(115,250)
Balance at July 31, 2007	11,809,982	2,562,546	(258,926)	-	(1,114,363)	(1,899,000)	(709,743)

Net Loss	-	-	-	-	(33,961)	-	(33,961)
Balance at July 31, 2008	11,809,982	2,562,546	(258,926)	-	(1,148,324)	(1,899,000)	(743,704)

Gain on settlement of accrued liabilities and related party note payable recorded as contributed capital	-	242,202	-	-	-	-	242,202
Net Loss	-	-	-	-	(80,913)	-	(80,913)
Balance at July 31, 2009	11,809,982	2,804,748	(258,926)	-	(1,229,237)	(1,899,000)	(582,415)

Net Loss	-	-	-	-	(64,078)	-	(64,078)
Balance at July 31, 2010	11,809,982	$2,804,748	$(258,926)	$-	$(1,293,315)	$(1,899,000)	$(646,493)

Net Loss	-	-	-	-	(36,631)	-	(36,631)
Balance at July 31, 2011	11,809,982	$2,804,748	$(258,926)	$-	$(1,329,946)	$(1,899,000)	$(683,124)

See accompanying notes to the audited consolidated financial statements.

 BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal years ended July 31,		Cumulative from the beginning of development stage (August 1, 2002) to July 31, 2011
	2011	2010	(Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(36,631)	$(64,078)	$(1,329,946)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss from discontinued operations	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Loss on write off of other receivable	-	18	18
Gain on settlement of debt	-	-	(72,010)
Depreciation expense	-	-	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities:
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	-	37
Increase (decrease) in accounts payable and accrued liabilities	6,123	(11,900)	432,045
Increase (decrease) in due to related parties to be settled in stock	-	-	27,250
Increase in due to related parties	(2,500)	13,600	204,033

Net cash (used in) operating activities	(33,008)	(62,360)	(597,192)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139

Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	40,000	60,000	162,500
Repayments to related parties	-	-	(10,000)

Net cash provided by financing activities	40,000	60,000	678,246

Effect of foreign currency translation	-	-	364

Change in cash and cash equivalents during period	6,992	(2,360)	6,795
Cash and cash equivalents beginning of the period	239	2,599	436

Cash and cash equivalents end of the period	$7,231	$239	$7,231

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

Going concern

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of July 31, 2011, had an accumulated deficit of $3,228,946 and a working capital deficit of $683,124.  The Company has no current source of revenue.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management's plan in this regard to obtain additional working capital through equity financing.  The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures. In addition, the Company is currently precluded from trading stock in the United States due to a chill put in place by the Depository Trust and Clearing Corporation ("DTCC") resulting from shares that were illegally issued. See Note 7-Commitments and Contingencies.

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

Unaudited Cumulative Financial Statements

The financial information included on the accompanying consolidated statements of operations and comprehensive loss, consolidated statements of changes in stockholders' deficit and consolidated statements of cash flows for the cumulative period from the beginning of the development stage (August 1, 2002) to July 31, 2011 is considered unaudited.  The financial information included in this cumulative period for the years ended July 31, 2011, 2010, 2009, 2008, 2007, and 2006 has been audited by the Company's current auditors'; however, Rule 2-05 of Regulation S-X states the report of auditors of the prior periods must be presented as they are referenced as having audited a portion of the cumulative data.  As it is not practical for the Company to meet the requirements to include the reports of its prior auditors, the cumulative information must be labeled as unaudited.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.             SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Cash, accounts payable, accrued liabilities, due to related parties and notes payable to related party are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with current market rates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of time deposits and all liquid instruments with original maturities of three months or less.

Property and Equipment

Property and equipment consisted of computer and software which have been fully depreciated.  Depreciation is provided for computer and software on the straight-line method over the estimated useful lives of the assets of three to five years.  Expenditures for major betterments and additions are charged to the property accounts, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are charged to expense.  Depreciation expense was $0 and $0 for the years ended July 31, 2010 and 2011, respectively.

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

The Company adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes as of August 1, 2007.  ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.  ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material effect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2006 through 2011 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of July 31, 2011.

The Company does not have any unrecognized tax benefits as of August 1, 2007 and July 31, 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of August 1, 2007 or July 31, 2011.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 2.            SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss Per Share

ASC Topic 260, Earnings Per Share, provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive.  As of July 31, 2011 and 2010, there are no outstanding warrants, options or other potentially dilutive securities outstanding.

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

The Company adopted ASC Topic 718 using the modified prospective transition method, which required the application of the accounting standard as of August 1, 2006. The accompanying consolidated financial statements as of and for the year ended July 31, 2011 reflect the impact of ASC Topic 718. In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of ASC Topic 718. The Company did not recognize any stock based compensation expense under ASC Topic 718 for the years ended July 31, 2011 or 2010.

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

There were no equity transactions during the years ended July 31, 2011 or 2010.  See Note 4 for liabilities due to related parties to be settled in stock.  See Note 8 for liabilities due to related parties to be settled in stock transactions occurring subsequent to year end.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 4.            RELATED PARTY TRANSACTIONS

Current Liabilities

 At July 31, 2011 and 2010, the Company had amounts of $44,627 and $47,127 due to directors, former directors and officers, and related parties for services provided, expenses incurred on behalf of the Company, and for cash advances made to the Company. These amounts are unsecured, without interest and have no specific terms of repayment. A majority of the balance due represents accruals for services rendered during 2007 and prior.  During the fiscal year ended July 31, 2009, $209,217 of the amounts due to related parties were settled and the settled amounts were reclassified to liabilities due to related parties to be settled in stock.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 4.            RELATED PARTY TRANSACTIONS (Continued)

As of July 31, 2011, the Company has entered into eleven share purchase agreements with Alpine Pictures, Inc., for the issuance of shares following the lifting of the cease trade order.  On August 25, 2008, the Company agreed to issue 25,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $2,500.  On September 5, 2008, the Company agreed to issue 50,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $5,000.  On October 3, 2008, the Company agreed to issue 400,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $20,000.  On February 18, 2009, the Company agreed to issue 300,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $15,000.  On May 15, 2009, the Company agreed to issue 400,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $20,000.  On August 25, 2009, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $30,000.  On November 30, 2009, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of 30,000.  On August 17, 2010, the Company agreed to issue 900,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $9,000.  On September 3, 2010, the Company agreed to issue 1,000,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $10,000. On November 26, 2010, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $6,000.  On March 7, 2011, the Company agreed to issue 1,500,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $15,000. Subsequent to July 31, 2011, on August 25, 2011, the Company agreed to issue 1,500,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $15,000.  The common shares are subject to a hold period as provided by law.

Since the Company is unable to issue the stock, the sales prior to July 31, 2011 of $503,500 have been recorded as liabilities due to related parties to be settled in stock on the accompanying consolidated balance sheet as of July 31, 2011.  See table below regarding liabilities due to related parties to be settled in stock.  The shares will be issued after the British Columbia and Alberta cease trade order is lifted.

During the fiscal year ending July 31, 2010 Ernest Staggs (former CEO and Director), upon his departure from the Company on May 10, 2010, submitted an invoice in the amount of $9,412 for professional services rendered during the fiscal year ended July 31, 2010.  Such amount has been recorded as due to related party as of July 31, 2010 and 2011.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 4.            RELATED PARTY TRANSACTIONS (Continued)

Liabilities due to related parties to be settled in stock	Liability Amount	Shares to be Issued	Price per share
Balance July 31, 2006 (Asset Solutions)	$7,500	76,316	$0.10

Asset Solutions for 2007 services	17,500	356,957	0.05

Balance, July 31, 2007	25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.10

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.10

Settlement with Tyrone and Tabea Carter	70,000	700,000	0.10

Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.10

Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.10

Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.10

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, July 31, 2010	463,500	5,993,273

Sale of stock to Alpine Pictures, Inc.	19,000	1,900,000	0.01

Balance, October 31, 2010	482,500	7,893,273

Sale of stock to Alpine Pictures, Inc.	6,000	600,000	0.01

Balance, January 31, 2011	488,500	8,493,273

Sale of stock to Alpine Pictures, Inc.	15,000	1,500,000	0.01

Balance, April 30, 2011	503,500	9,993,273

Balance July 31, 2011	503,500	9,993,273

For information on agreements entered after the year ended July 31, 2011, relating to Liabilities to be settled in stock, See Note 8.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.             SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

	For the fiscal years ended July 31,
	2011	2010
Cash paid during the period for income taxes	$-0-	$-0-
Cash paid during the period for interest	$-0-	$-0-

6.             INCOME TAXES

A reconciliation of income tax expense at statutory federal and state income tax rates is as follows for the fiscal years ended July 31:

	2011	2010

Income tax expense (benefit) at statutory rate	$(11,722)	$(20,505)
Increase in valuation allowance	11,722	20,505

Income tax expense	$-	$-

Deferred income taxes reflect the net tax effects of the temporary difference of carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows as of July 31:

	2011	2010
Net loss carryforwards totaling $1,025,139 and $988,508, respectively, expiring 2025 through 2031	$328,044	$316,322
Valuation allowance	(328,044)	(316,322)
Deferred tax assets, net	$-	$-

As a result of the historical significant net losses incurred since inception of the development stage and because the likelihood of being able to utilize these losses is not presently determinable, the Company has recorded a valuation allowance to fully reserve its net deferred tax asset.

The components of the Company's deferred income tax expense (benefit) are as follows for the fiscal years ended July 31:

	2011	2010

Net loss carryforwards	$11,722	$20,505
Less: valuation allowance	(11,722)	(20,505)

Income tax expense (benefit)	$-	$-

The Company incurred operating losses of $36,631 and $64,078 in fiscal year end 2011 and 2010, respectively for U.S. federal and state income tax purposes.  These losses combined with previous losses total $1,025,139, which may be available to be carried forward to reduce taxable income in future years; however these losses may be limited by section 382 of the Internal Revenue Code in the event of significant ownership change.  Unless utilized, these losses will expire beginning in 2025.  The Company has also incurred operating losses for Canadian income tax purposes of approximately $959,773 which expire through 2015.  Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements.

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

The Company filed a verified complaint for declaratory and injunctive relief and damages against a Canadian citizen seeking a preliminary and permanent injunction against purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, the Company obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession. The Defendant directed the issuance of a material number of shares without the authority to do so, and those shares are in the hands of persons who are not authorized shareholders of the Company.  If the Company is unable to enforce the return of the improper shares, then there would be a material adverse effect on the Company’s business, results of operations, and financial condition.  If the Company is unable to effectuate proper enforcement of the judgment against the Defendant, then there would be a material adverse effect on the Company’s business, results of operations, and financial condition.  None of the issued and outstanding common shares as stated on the most recent balance sheet dated July 31, 2011, are from inappropriate stock issuances.  The Company is taking legal action to obtain the return of all illegally issued stock certificates.  On March 12, 2010, Denver District Court entered an Order of Default Judgment, Declaratory Judgment and Permanent Injunction stating that the listed shares, which total 400 million shares, issued at the direction of Bart Lawrence and by Transfer Online, Inc. are invalid.  The Company has since received a letter from Transfer Online, Inc. stating it does not act or have the power to act on behalf of the Company in the capacity of transfer agent and that they are not the transfer agent of the Company.  In addition, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") that effective December 30, 2008, DTCC has suspended all services, except Custody Services for the Company's securities as a result of shares that were illegally issued as discussed above.

8.             SUBSEQUENT EVENTS

Subsequent to the fiscal year ended July 31, 2011, on August 25, 2011 the Company agreed to issue 1,500,000 shares of common stock of the Company at $0.01 per share for gross proceeds of $15,000 to Alpine Pictures, Inc., a related party, See Note 4. The common shares are subject to a hold period as provided by law.  Since the Company is unable to issue the stock, the sales will be recorded as liabilities due to related parties to be settled in stock.  The shares will be issued after the British Columbia and Alberta cease trade order is lifted.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with our independent auditors, A.J. Robbins, P.C.

ITEM  9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.  Our management, which consists of the same individual who is both our acting Chief Executive Officer and our acting Chief Financial Officer, has not evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  The evaluation was performed for the prior year ended July 31, 2010, but not for the current year ended July 31, 2011. Based on such evaluation, as of July 31, 2010, our acting CEO and CFO has concluded that the Company's disclosure controls and procedures were not effective.  The acting CEO/CFO concluded that the Company's disclosure controls and procedures do not adequately ensure that material information relating to the Company is made known to him by others, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.  The weaknesses in our internal controls over financial reporting include weaknesses in both preventive and detective controls.  Our acting CEO/CFO controls our banking, bill payment, and our outside accountant controls our books and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed by our acting CEO/CFO and our outside accountant.  To the knowledge of our acting CEO, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, corrective actions with regard to significant deficiencies or material weakness in our internal controls are required.

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

As of July 31, 2011, we did not perform an overall evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We intend to perform a complete assessment of our of our internal control over financial reporting using the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in the near future.  Based on our prior year assessment, management had determined that, at July 31, 2010, internal controls over financial reporting were not effective.  The weaknesses in our internal control over financial reporting include weaknesses in both preventive and detective controls.  Our CEO/CFO controls our banking, bill payment, and our outside accountant controls our books and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed by our CEO/CFO and our outside accountant.  In the third quarter of 2010, the Company’s new Acting Chief Executive Officer and Acting Chief Financial Officer contracted with an independent financial consulting firm for its bookkeeping and financial reporting functions.  Although this is the first step, management believes its controls are still ineffective but is moving in the right direction to maintain effective internal controls and will continue to evaluate and monitor over the coming months.

The Company intends to further remedy the weaknesses described herein by hiring an independent financial consulting firm who will function as Chief Financial Officer.  Thereafter, the CEO will work with this firm to complete a full assessment of our internal controls over financial reporting and implement new policies and procedures to assure the accuracy of our financial reporting.

 This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership, and annual reports concerning their ownership of our common shares and other equity securities on Forms 3, 4, and 5 respectively.  Executive officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based on a review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors, and greater than 10% stockholders have not filed the required reports during the fiscal year ended July 31, 2011 in a timely manner.

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

Name and Principal Position	Fiscal Year	Salary (1)		Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compen- sation (5)	Total

Ernest Staggs	2010	$-0-	(6)	-0-	-0-	-0-	-0-	$-0-
President from May 7, 2008to May 10, 2010; Chief Financial Officer from July 2005 to August 21, 2007; And President between December 18, 2002 and July 2, 2003.	2011	-0-		-0-	-0-	-0-	-0-	-0-

Tyrone R. Carter	2010	$-0-		-0-	-0-	-0-	-0-	$-0-
President fromJuly 2, 2003 to January 2008 and Acting CEO and CFO from May 10, 2010 to current date.	2011	-0-		-0-	-0-	-0-	-0-	-0-
_________________

(1)	The dollar value of base salary (cash and non-cash) earned during the fiscal year.
(2)	The dollar value of bonus (cash and non-cash) received.
(3)	During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.
(4)	The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the Table.
(5)	All other compensation received that we could not properly report in any other column of the Table.
(6)
During the fiscal year ending July 31, 2010 Ernest Staggs (former CEO and Director), upon his departure from the Company on May 10, 2010, submitted an invoice in the amount of $9,412 for professional services rendered during the fiscal year ended July 31, 2010.  Such amount has been recorded as due to related party as of July 31, 2010 and 2011.

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

Long-Term Incentive Plans - Awards in Last Fiscal Year

None.

Employee Pension, Profit Sharing or Other Retirement Plans

None.

Stock Option and Bonus Plans

Options Granted during the Fiscal Years Ended July 31, 2010 and 2011:  None.

As of July 31, 2011, we did not have any stock option or bonus plans and did not have any outstanding options.

Compensation of Directors

 The following table sets forth in summary form, the compensation received for serving as a director by each person who was a director during the fiscal years indicated.  These amounts do not include compensation received as an officer of the Company, which amounts are set forth in the foregoing table for "Executive Compensation."  Our fiscal year ends on July 31.

Name and Principal Position	Fiscal Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	Non-equity Incentive Plan Compensation (4)	Nonqualified Deferred Compensation Earnings (5)	All Other Compen- sation (6)	Total

Michael Meier	2011	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-
Director since April 2006	2010	$-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Tyrone R. Carter	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director since 2004	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ernest Staggs	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director from 2002 to 2010	2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
 _________________

(1)	The dollar value of fees earned or paid in cash during the fiscal year.
(2)	The dollar value of stock awards received.
(3)	The dollar value of option awards received.
(4)	The dollar value of Non-equity Incentive Plan Compensation received during the period.
(5)	The dollar value of Nonqualified Deferred Compensation Earnings received during the period.
(6)	All other compensation received that we could not properly report in any other column of the Table.

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

Other Arrangements.   None.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management.

The following table shows, as of November 16 2011, the shareholdings of (i) each person owning beneficially 5% or more of the Company’s common stock (ii) each officer and director of the Company (iii) all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class
Tyrone R. Carter 7887 E. Belleview Avenue, Suite 1100 Englewood, CO 80111	2,120,500	(1)	18%

Ernest Staggs, Jr. 2321 S. Salem Cir. Aurora, CO 80014	1,346,667	(1)	11.4%

Michael Meier 915 E. 128th Ct Thornton, CO 80241	582,200	(1)	5%

The Bridge Group, Inc. 3500 W. Magnolia Blvd. Burbank, CA 91505	1,500,000	(2)	12.7%

Alpine Pictures, Inc. 3500 W. Magnolia Blvd. Burbank, CA 91505	(3)

Tabea Carter P.O. Box 440204 Aurora, CO 80044	(1)		-0-%

Management and Directors as a Group	2,702,700	(4)	23%
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

(3)
As of October 31, 2011(end of 1st quarter), Alpine Pictures, Inc., has entered into stock purchase agreements whereby Alpine Pictures, Inc., has purchased 7,875,000 shares of Bravo's common stock for $177,500.  In addition to these stock purchases, Alpine Pictures, Inc., has entered into a debt for share settlement agreement whereby all liabilities owed to Alpine will be satisfied with the issuance of 1,525,000 shares of the Company's common stock.  The Company will issue the shares of stock after the audited financial statements are completed and the Company is current with all of its U.S. and Canadian filing requirements, and the Canadian cease trade orders are lifted.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal year ended July 31, 2011, the Company entered into the following related party transactions:

As of July 31, 2011, the Company has entered into eleven share purchase agreements with Alpine Pictures, Inc., for the issuance of shares following the lifting of the cease trade order.  On August 25, 2008, the Company agreed to issue 25,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $2,500.  On September 5, 2008, the Company agreed to issue 50,000 common shares in the capital of the Company at $0.10 per share for gross proceeds of $5,000.  On October 3, 2008, the Company agreed to issue 400,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $20,000.  On February 18, 2009, the Company agreed to issue 300,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $15,000.  On May 15, 2009, the Company agreed to issue 400,000 shares of common stock of the Company at $0.05 per share for gross proceeds of $20,000.  On August 25, 2009, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $30,000.  On November 30, 2009, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.05 per share for gross proceeds of $30,000.  On August 17, 2010, the Company agreed to issue 900,000 shares of common stock of the Company at $0.01 per share for gross proceeds of $9,000. On September 3, 2010, the Company agreed to issue 1,000,000 shares of common stock of the Company at $0.01 per share for gross proceeds of $10,000.   On November 26, 2010, the Company agreed to issue 600,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $6,000.  On March 7, 2011, the Company agreed to issue 1,500,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $15,000. Subsequent to the fiscal year ended July 31, 2011, on August 25, 2011, the Company agreed to issue 1,500,000 common shares in the capital of the Company at $0.01 per share for gross proceeds of $15,000. The common shares are subject to a hold period as provided by law.  Since the Company is unable to issue the stock, the sales prior to July 31, 2011 of $503,500 have been recorded as liabilities due to related parties to be settled in stock on the accompanying consolidated balance sheet as of July 31, 2011.   The shares will be issued after the British Columbia and Alberta cease trade order is lifted

The Company had no promoters and no parent company during the past five (5) years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $18,020 for the fiscal year ended July  31, 2011 and $21,291 for the fiscal year ended July 31, 2010.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended July 31, 2011 and for the fiscal year ended July 31, 2010.

Tax Fees

There were no fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning fiscal year ended July 31, 2011 and for the fiscal year ended July 31, 2010.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended July 31, 2011 and for the fiscal year ended July 31, 2010.

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

PART IV
ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

Financial Statements; Schedules

Our financial statements for the years ended July 31, 2011 and 2010 begin on page F-1 of this annual report.  We are not required to file any financial statement schedules.

Exhibits

Exh. No.	Exhibit Name

Exhibit 3*	Articles of Incorporation
Exhibit 4*	Instruments Defining the Rights of Security Holders
Exhibit 31	Rule 13a-14(a) Certifications
Exhibit 32	Section 1350 Certifications

*     Incorporated by reference to the same exhibit filed as part of the Company’s Registration Statement on Form 10.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of November, 2011.

BRAVO RESOURCE PARTNERS LTD.

Date: November 17, 2011	By:	/s/ Tyrone R. Carter
Tyrone R. Carter
Acting Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tyrone R. Carter	Director	November 17, 2011
Tyrone R. Carter

/s/ Michael Meier	Director	November 17, 2011
Michael Meier