Form 10-Q
period 2011-10-31
BRAVO RESOURCE PARTNERS LTD
filed 2012-02-09
CIK 1116137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _____________to______________

Commission file No. 0-30770

BRAVO RESOURCE PARTNERS LTD.
(Exact name of small business issuer as specified in its charter)

Yukon, Canada	04-3779327
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7887 E. Belleview Avenue, Suite 1100, Englewood, CO 80111
 (Address of principal executive offices)

(303) 475-5691
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated File	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐      NO ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES  ☐    NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 As of February 7, 2012, Bravo Resource Partners Ltd had 11,809,982 issued and outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BRAVO RESOURCE PARTNERS LTD.

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2011

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	July 31, 2011

	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$8,700	$7,231
Total current assets	$8,700	$7,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$147,238	$142,227
Due to related parties	44,628	44,628
Liabilities due to related parties to be settled in stock	518,500	503,500
Total current liabilities	710,366	690,355

Commitments and Contingencies	-	-

Stockholders' deficit
Preferred stock: no par value, 100,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock: no par value, 100,000,000 authorized, 11,809,982 issued
and outstanding	2,804,748	2,804,748
Deficit accumulated during development stage	(1,348,488)	(1,329,946)
Accumulated deficit	(1,899,000)	(1,899,000)
Accumulated other comprehensive loss	(258,926)	(258,926)
Total stockholders' deficit	(701,666)	(683,124)
Total liabilities and Stockholders' deficit	$8,700	$7,231

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three-Month Period ended October 31, 2011 (Unaudited)	Three-Month Period ended October 31, 2010 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to October 31, 2011 (Unaudited)
REVENUE	$-	$-	$-
EXPENSES
General and administrative expenses	119	435	838,899
Professional fees	17,666	13,449	509,736
Total expenses	17,785	13,884	1,348,635
Loss before other income and (expenses)	(17,785)	(13,884)	(1,348,635)

OTHER INCOME AND (EXPENSES)
Interest expense	(757)	(87)	(57,956)
Settlement income	-	-	44,653
Gain (loss) on settlement of debt	-	-	72,603
Foreign currency translation income	-	-	1,651
Loss on write off of other receivable			(18)
Loss on write-down of other asset	-	-	(20,397)
Loss on disposal of fixed asset	-	-	(719)
Consulting and administrative income	-	-	2,676
Gain on advances for film production	-	-	500
Other expense	-	-	(2,765)
Other income	-	-	2,407
Total Other income and (expense)	(757)	(87)	42,635
Loss before income taxes	(18,542)	(13,971)	(1,306,000)
Provision for income taxes	-	-	-
Net Loss from Continuing Operations	$(18,542)	$(13,971)	$(1,306,000)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	-	-	(42,488)
Net Loss	$(18,542)	$(13,971)	$(1,348,488)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	-	-	(258,926)
Comprehensive loss	$(18,542)	$(13,971)	$(1,607,414)
BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic and diluted loss per common share	*	*
Weighted average number of common shares outstanding	11,809,982	11,809,982

* - Less than (0.01)

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS, LTD.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period ended October 31, 2011 (Unaudited)	Three-Month Period ended October 31, 2010 (Unaudited)	Cumulative from the Beginning of Development Stage (August 1, 2002) to October 31, 2011 (Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES
Net income (loss) from operations	$(18,542)	$(13,971)	$(1,348,488)
Adjustments to reconcile net loss to net cash used in
operating activities
Loss from discontinued	-	-	42,488
Loss on disposal of fixed asset	-	-	719
Loss on write down of other assets	-	-	20,397
Loss on write off of other receivable			18
Gain on settlement of debt	-	-	(72,010)
Depreciation expense	-	-	7,356
Common stock issued for services	-	-	50,000
Changes in assets and liabilities
Decrease (increase) in other receivables	-	-	20,421
Decrease (Increase) in prepaid expenses	-	-	37
Increase (decrease) in accounts payable and accrued liabilities	5,011	602	437,056
Increase (decrease) in due to related parties to be settled in stock	-	-	27,250
Increase in due to related parties	-	(2,500)	204,033
Net cash used in operating activities	(13,531)	(15,869)	(610,723)

CASH FLOWS (TO) FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(2,194)
Acquisition of receivables portfolios	-	-	(76,171)
Advances for film production	-	-	(20,397)
Collection of receivables portfolios	-	-	24,139
Net cash used in investing activities	-	-	(74,623)

CASH FLOWS (TO) FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	170,229
Stock subscriptions received in advance	-	-	31,753
Proceeds from notes payable-related party	-	-	328,575
Repayment of promissory notes payable	-	-	(4,811)
Proceeds from sale of common stock to be issued	15,000	19,000	177,500
Repayments to related parties	-	-	(10,000)
Net cash provided by financing activities	15,000	19,000	693,246

Effect of foreign currency translation	-	-	364
Change in cash and cash equivalents during period	1,469	3,131	8,264
Cash and cash equivalents beginning of the period	7,231	239	436

Cash and cash equivalents end of the period	$8,700	$3,370	$8,700

See accompanying notes to the unaudited consolidated financial statements.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
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

Going-concern

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the accompanying consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of October 31, 2011, had an accumulated deficit of $3,247,488 and a working capital deficit of $701,666.  The Company has no current source of revenue.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management's plan in this regard to obtain additional working capital through equity financing.  The Company is currently precluded from issuing stock because it is subject to cease trade orders issued by the British Columbia Securities Commission and the Alberta Securities Commission.  The cease trade orders were issued because of the Company's failure to provide the required financial disclosures.  The Company plans to apply to have the cease trade orders lifted once it becomes current on its financial disclosures. In addition, the Company is currently precluded from trading stock in the United States due to a chill put in place by the DTCC resulting from shares that were illegally issued.

2.           SIGNIFICANT ACCOUNTING POLICIES

For a full description of the Company’s significant accounting policies, refer to the footnotes to the audited financial statements for the Company for its fiscal year ended July 31, 2011, included in the Company’s Annual Report on Form 10-K for that year.

Unaudited financial statements
The accompanying unaudited consolidated financial statements of Bravo Resource Partners Ltd. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim information and with the instructions to Form 10-Q and Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, these consolidated financial statements include all adjustments of a normal and recurring nature necessary for a fair presentation.  These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included on Form 10-K for the period ended July 31, 2011.  Operating results for the three months ended October 31, 2011, may not necessarily be indicative of the results that may be expected for the year ending July 31, 2012.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended July 31, 2005 through 2011 for U.S. Federal Income Tax and for the State of Colorado Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of October 31, 2011.

The Company does not have any unrecognized tax benefits as of August 1, 2007 and October 31, 2011 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of October 31, 2011.

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES (cont.)

Basic and Diluted Net Loss Per Share

ASC Topic 260, "Earnings Per Share", provides for the calculation of “Basic” and “Diluted” earnings per share.  Basic net loss per common share includes no dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during each period.  All potentially dilutive securities have been excluded from the computations since they would be anti-dilutive.  As of October 31, 2011 and 2010, there are no outstanding warrants, options or other potentially dilutive Securities outstanding.

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

3.             RELATED PARTY TRANSACTIONS

During the three-month period ended October 31, 2011, the Company entered into the following related party transactions:

On August 25, 2011, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 1,500,000 shares of common stock for $15,000 or $0.01 per share.  The Company has received all funds due pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted, see Note 4.

As of October 31, 2011, Alpine Pictures, Inc., has entered into a total of twelve Stock Purchase Agreements with a total investment of $177,500 for 7,875,000 common shares. Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,525,000 common shares of the Company.  At the present time, the Company will issue a total of 9,400,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

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

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

3.            RELATED PARTY TRANSACTIONS  (cont.)

Liabilities due to related parties to be settled in stock	Liability Amount	Shares to be Issued	Price per Share

Balance July 31, 2006 (Asset Solutions)	$7,500	76,316	$0.10

Asset Solutions for 2007 services	17,500	356,957	0.05

Balance, July 31, 2007	25,000	433,273

Michael Meier ($9,750 current and $16,250 reclassified from due to related party)	26,000	260,000	0.10

Balance, July 31, 2008	51,000	693,273

Settlement with Ernest Staggs	70,000	700,000	0.10

Settlement with Tyrone and Tabea Carter	70,000	700,000	0.10
Settlement of Alpine Pictures, Inc. note payable	150,000	1,525,000	0.10
Sale of stock to Alpine Pictures, Inc.	2,500	25,000	0.10
Sale of stock to Alpine Pictures, Inc.	5,000	50,000	0.10

Balance, October 31, 2008	348,500	3,693,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, January 31, 2009	368,500	4,093,273

Sale of stock to Alpine Pictures, Inc.	15,000	300,000	0.05

Balance, April 30, 2009	383,500	4,393,273

Sale of stock to Alpine Pictures, Inc.	20,000	400,000	0.05

Balance, July 31, 2009	403,500	4,793,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, October 31, 2009	433,500	5,393,273

Sale of stock to Alpine Pictures, Inc.	30,000	600,000	0.05

Balance, July 31, 2010	463,500	5,993,273

Sale of stock to Alpine Pictures, Inc.	19,000	1,900,000	0.01

Balance, October 31, 2010	482,500	7,893,273
Sale of stock to Alpine Pictures, Inc.	6,000	600,000	0.01
Balance, January 31, 2011	488,500	8,493,273
Sale of stock to Alpine Pictures, Inc.	15,000	1,500,000	0.01
Balance, April 30, 2011	503,500	9,993,273
Balance July 31, 2011	503,500	9,993,273
Sale of stock to Alpine Pictures, Inc.	15,000	1,500,000	0.01
Balance October 31, 2011	$518,500	11,493,273

BRAVO RESOURCE PARTNERS LTD.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)

4.             CAPITAL STOCK

The Company is currently precluded from issuing stock based on cease trade orders issued by the British Columbia and Alberta Securities Commissions, and therefore, the Company did not issue any capital stock during the three-months ended October 31, 2011.  See Note 3 "Related Party Transactions" for transactions that will be closed when the cease trade orders are lifted.

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

The Company filed a verified complaint for declaratory and injunctive relief and damages against a Canadian citizen seeking a preliminary and permanent injunction against purporting to act on the Company's behalf, seeking a declaratory judgment that the defendant is not a member of the board of directors and has no authority to act, and seeking damages for misrepresentation, conversion, and civil theft.  On January 2, 2009, the Company obtained an Order of Default Judgment, Declaratory Judgment and Permanent Injunction declaring that the Defendant Bart Lawrence has not been authorized to take any action, including the issuance of shares, on behalf of the Company, and enjoining Defendant from purporting to act on behalf of the Company in any manner and to cease purporting to sell stock in the Company, requiring Defendant to deliver to the Company's counsel all share certificates issued or purported to be issued in the Company, and to require the Defendant to return all property of the Company in Defendant's possession. The Defendant directed the issuance of a material number of shares without the authority to do so, and those shares are in the hands of persons who are not authorized shareholders of the Company.  If the Company is unable to enforce the return of the improper shares, then there would be a material adverse effect on the Company’s business, results of operations, and financial condition.  If the Company is unable to effectuate proper enforcement of the judgment against the Defendant, then there would be a material adverse effect on the Company’s business, results of operations, and financial condition.  None of the issued and outstanding common shares as stated on the most recent balance sheet dated October 31, 2011, are from inappropriate stock issuances.  The Company is taking legal action to obtain the return of all illegally issued stock certificates.  On March 12, 2010, Denver District Court entered an Order of Default Judgment, Declaratory Judgment and Permanent Injunction stating that the listed shares, which total 400 million shares, issued at the direction of Bart Lawrence and by Transfer Online, Inc. are invalid.  The Company has since received a letter from Transfer Online, Inc. stating it does not act or have the power to act on behalf of the Company in the capacity of transfer agent and that they are not the transfer agent of the Company.  In addition, the Company received notice from the Depository Trust and Clearing Corporation ("DTCC") that effective December 30, 2008, DTCC has suspended all services, except Custody Services for the Company's securities as a result of shares that were illegally issued as discussed above.

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

As of the quarter ended October 31, 2011, and at the current time, we have no employees.

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

Results of Operations for the three months ended October 31, 2011 and 2010

 Revenue

Since inception of the business, we have not generated material revenue and since entering the development stage we have not generated any material revenue. We have continued to incur expenses and have limited sources of liquidity.

 Operating Expenses

Total operating expenses increased $3,901 or 28% in the three months ended October 31, 2011 ($17,785) compared to 2010 ($13,884) due to an increase in legal fees for engaging new corporate counsel partially offset by a decrease in accounting fees and related expenditures involved with the Company's regulatory filings.  During the three month period ended October 31, 2011, the Company was able to raise additional capital through agreements to issue common stock once the cease trade orders are lifted on the Company's issuance of stock.  There was no payroll in the quarter due to lack of available funds.

Other Income and Expenses

Total other expense increased during the three months ended October 31, 2011 to $757 from $87 for the three months ended October 31, 2010.  The increase was the result of incurring interest charges for unpaid amounts due to a vendor.

Net Income (Loss)

Net Loss increased $4,571, or 33%, for the three months ended October 31, 2011 ($18,542) compared to 2010 ($13,971) due to legal fees in retaining new corporate counsel and interest on outstanding vendor invoices, partially offset by the Company's decreased expenses related to its regulatory filings.

Liquidity and Capital Resources

SUMMARY OF CASH FLOWS
	For the Three-Month Period Ended October 31, 2011 (Unaudited)	For the Three-Month Period Ended October 31, 2010 (Unaudited)	Cumulative from the Beginning of Development State (August 1, 2002) to October 31, 2011 (Unaudited)
Cash provided by or (used in):
Operating activities	$(13,531)	$(15,869)	$(610,723)
Investing activities	$-	$-	$(74,623)
Financing activities	$15,000	$19,000	$693,246
Net change in cash & cash equivalents	$1,469	$3,131	$8,264

Operating Activities. Net cash used in operating activities in the three months ended October 31, 2011 of $13,531 decreased by $2,338 or 15% compared to the three months ended October 31, 2010 ($15,869), due to increases in services recorded to accounts payable during the quarter ended October 31, 2011 compared with 2010 partially offset by increased net loss during the quarter ended October 31, 2011 compared with 2010.

Financing Activities. Our net cash provided by financing activities was $15,000 for the three months ended October 31, 2011, compared to $19,000 for the same period in 2010.  The decrease of $4,000 or 21% in 2011 compared to 2010 was due entirely to a decrease in sales of common stock to be issued to a related party, Alpine Pictures, Inc., contingent upon the lifting of the Canadian cease trade orders.

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

Stockholders’ deficit totaled $701,666 and $683,124 as of October 31, 2011 and July 31, 2011, respectively, with a working capital deficit of $701,666 and $683,124 on each respective date.

We intend to identify films for the purpose of producing and/or distributing over the next 12 months, although we have no agreements regarding such films as of the date of this report.

As of October 31, 2011 and July 31, 2011, we had $8,700 and $7,231, respectively, in cash and cash equivalents. We intend to satisfy our capital requirements for the next 12 months by continuing to pursue private placements to raise capital, using our common stock as payment for services in lieu of cash where appropriate, and our cash on hand.

Going Concern

Our independent registered public accounting firm has stated in their audit report on our July 31, 2011 and 2010 consolidated financial statements, that we have experienced recurring losses and have working capital deficit and that these conditions, among others, raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates include the accounting for income taxes and uncertainty in income taxes and depreciation.

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

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Our management, which consists of the same individual who is both our acting Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, as of October 31, 2011, it was concluded that the Company's disclosure controls and procedures were not effective. Our CEO/CFO controls our banking, bill payment, and our outside accountant controls our books and reporting functions, and we do not have a sufficient number of personnel to segregate these functions.  We do not have sufficient personnel or policies in effect for approvals, authorizations, verifications, reviews of performance, segregation of duties, or controls over information systems, nor do we have sufficient experience or financial expertise over financial reporting, journal entries, and undergoing financial audits.  All of these functions are performed by our CEO/CFO and our outside accountant.  To the knowledge of our CEO, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of evaluation, and as a result, corrective actions with regard to significant deficiencies or material weakness in our internal controls are required.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2011, the Company entered into a Stock Purchase Agreement with Alpine Pictures, Inc., whereby Alpine agreed to purchase 1,500,000 shares of common stock for $15,000 or $0.01 per share.  The Company has received all funds due pursuant to the agreement.  The stock is to be issued when the Alberta and British Columbia cease trade orders, which currently prevent the Company from issuing stock, are lifted.

As of October 31, 2011, Alpine Pictures, Inc., has entered into a total of twelve Stock Purchase Agreements with a total investment of $177,500 for 7,875,000 common shares. Alpine Pictures, Inc., has also agreed to the conversion of debt into 1,525,000 common shares of the Company. At the present time, the Company will issue a total of 9,400,000 common shares to Alpine Pictures, Inc., once the cease trade orders are lifted.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the first quarter ended October 31, 2011.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a.)      The following exhibits are filed with this report:

Index of Exhibits

Exhibit No.	Exhibit Name

Exhibit 3.1*	Articles of Incorporation
Exhibit 4*	Instruments Defining the Rights of Security Holders
Exhibit 31	Rule 13a-14(a) Certifications
Exhibit 32	Section 1350 Certifications
_____
* Incorporated by reference to the same exhibit filed as part of the Company’s Registration Statement on Form 10.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRAVO RESOURCE PARTNERS LTD.
(Registrant)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February, 2012.

BRAVO RESOURCE PARTNERS LTD.

Date: February 7, 2012	By:	/s/ Tyrone Carter
Tyrone Carter, Acting Chief Executive Officer